Form 10-Q
period 2021-09-30
NSTS Bancorp, Inc.
filed 2021-12-23
CIK 1881592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-259483

NSTS BANCORP, INC.

(Exact name of the registrant as specified in its charter)

Delaware	87-2522769
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

700 S. Lewis Ave. Waukegan, Illinois	60085
(Address of principal executive offices)	(Zip Code)

(847) 336-4430

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	None	None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of December 23, 2021.

North Shore MHC and Subsidiary

Form 10Q

Explanatory Note

NSTS Bancorp, Inc. was formed to serve as the stock holding company for North Shore Trust and Savings (the “Bank”) in connection with the conversion of North Shore Trust and Savings, NSTS Financial Corporation and North Shore MHC, into the stock form of organization. As of September 30, 2021, the reorganization had not yet been completed and NSTS Bancorp, Inc. had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q relate solely to the consolidated financial results of North Shore MHC, NSTS Financial Corporation and North Shore Trust and Savings.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of North Shore MHC at and for the year ended December 31, 2020 contained in NSTS Bancorp, Inc.’s definitive prospectus dated November 10, 2021 (the “Prospectus”), as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 12, 2021.

Part I. Financial Information

Item 1. Consolidated Financial Statements

NORTH SHORE MHC AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2021
	(unaudited)	December 31, 2020

	(Dollars in thousands)
Assets:
Cash and due from banks	$1,074	$884
Interest-bearing bank deposits	41,663	30,984
Cash and cash equivalents	42,737	31,868
Time deposits with other financial institutions	5,701	12,436
Securities available for sale	96,994	81,620
Federal Home Loan Bank stock (FHLB)	550	512
Loans held for sale	972	1,972
Loans, net of unearned income	96,934	99,325
Allowance for loan losses	(783)	(870)
Loans, net	96,151	98,455
Premises and equipment, net	5,131	5,213
Accrued interest receivable	630	672
Bank-owned life insurance (BOLI)	9,024	8,890
Other assets	1,991	581
Total assets	$259,881	$242,219
Liabilities:
Deposits:
Noninterest bearing	$12,308	$9,734
Interest-bearing
Demand and NOW checking	19,933	16,365
Money market	49,941	50,143
Savings	48,537	42,250
Time deposits over $250,000	9,897	10,705
Other time deposits	64,500	57,207
Total deposits	205,116	186,404
Escrow deposits	945	1,519
Other borrowings	5,000	4,000
Accrued expenses and other liabilities	2,872	3,571
Total liabilities	213,933	195,494
Members' equity:
Retained earnings	45,322	45,320
Accumulated other comprehensive income, net	626	1,405
Total members' equity	45,948	46,725
Total liabilities and members' equity	$259,881	$242,219

See accompanying notes to consolidated unaudited financial statements

NORTH SHORE MHC AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Interest income:
Loans, including fees	$853	$985	$2,662	$3,109
Securities
Taxable	268	251	846	889
Tax-exempt	59	60	180	211
Federal funds sold and other	7	8	16	122
Time deposits with other financial institutions	11	80	59	325
FHLB Stock	3	3	10	9
Total interest income	1,201	1,387	3,773	4,665
Interest expense:
Deposits	225	343	716	1,183
Net interest income	976	1,044	3,057	3,482
(Release of) provision for loan losses	(12)	90	5	310
Net interest income after provision for loan losses	988	954	3,052	3,172
Noninterest income:
Gain on sale of mortgage loans	71	246	316	392
Gain on sale of securities	131	—	131	59
Rental income on office building	11	11	32	32
Service charges on deposits	74	64	216	191
Increase in cash surrender value of BOLI	46	46	134	136
Other	40	57	142	118
Total noninterest income	373	424	971	928
Noninterest expense:
Salaries and employee benefits	824	938	2,515	2,737
Equipment and occupancy	168	167	509	519
Data processing	136	152	464	398
Advertising	15	11	53	51
Supervisory fees and assessments	32	32	95	85
Loan expenses	27	41	99	100
Foreclosure and other real estate owned expenses	14	3	22	6
Other	140	254	512	730
Total noninterest expense	1,356	1,598	4,269	4,626
Income (losses) before income taxes	5	(220)	(246)	(526)
Income tax benefit	(12)	(245)	(248)	(327)
Net income (losses)	$17	$25	$2	$(199)

See accompanying notes to consolidated unaudited financial statements

NORTH SHORE MHC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Losses) (unaudited)

	For the three months ended September 30,
	2021	2020

	(Dollars in thousands)
Net income	$17	$25
Unrealized net holding gain on securities
Unrealized net holding gain on securities arising during period, net of realized gains on sales of $131,000 and $0, during the three months ended September 30, 2021 and 2020, respectively	79	376
Tax effect	(23)	(107)
Other comprehensive income, net of taxes	56	269
Comprehensive income	$73	$294

	For the nine months ended September 30,
	2021	2020

	(Dollars in thousands)
Net income (losses)	$2	$(199)
Unrealized net holding gain (loss) on securities
Unrealized net holding gain (loss) on securities arising during period, net of realized gains on sales of $131,000 and $59,000, during the nine months ended September 30, 2021 and 2020, respectively	(1,090)	1,554
Tax effect	311	(443)
Other comprehensive (loss) income, net of taxes	(779)	1,111
Comprehensive (loss) income	$(777)	$912

See accompanying notes to consolidated unaudited financial statements

NORTH SHORE MHC AND SUBSIDIARIES

Consolidated Statements of Members’ Equity (unaudited)

		Accumulated
		other
	Retained	comprehensive
	earnings	income (loss)	Total

	(Dollars in thousands)
	Quarter ended September 30, 2020
Balance at June 30, 2020	$45,107	$1,175	$46,382
Net income	25		25
Change in net unrealized gain (loss) on securities available for sale, net		269	269
Balance at September 30, 2020	$45,232	$1,444	$46,676
	Quarter ended September 30, 2021
Balance at June 30, 2021	$45,305	$570	$45,875
Net income	17		17
Change in net unrealized gain (loss) on securities available for sale, net		56	56
Balance at September 30, 2021	$45,322	$626	$45,948

		Accumulated
		other
	Retained	comprehensive
	earnings	income (loss)	Total

	(Dollars in thousands)
	Nine months ended September 30, 2020
Balance at December 31, 2019	$45,431	$333	$45,764
Net losses	(199)		(199)
Change in net unrealized gain (loss) on securities available for sale, net		1,111	1,111
Balance at September 30, 2020	$45,232	$1,444	$46,676
	Nine months ended September 30, 2021
Balance at December 31, 2020	$45,320	$1,405	$46,725
Net income	2		2
Change in net unrealized gain (loss) on securities available for sale, net		(779)	(779)
Balance at September 30, 2021	$45,322	$626	$45,948

See accompanying notes to consolidated unaudited financial statements

NORTH SHORE MHC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended September 30,
	2021	2020

	(Dollars in thousands)
Cash flows from operating activities:
Net income (losses)	$2	$(199)
Adjustments to reconcile net income (losses) to net cash provided by operating activities:
Depreciation	202	219
Securities amortization and accretion, net	972	580
Loans originated for sale	(14,078)	(25,212)
Proceeds from sales of loans held for sale	15,393	20,631
Gain on sale of mortgage loans	(316)	(392)
Gain on sale of investments	(131)	(59)
Gain on transfer to OREO	(15)	—
Provision for loan losses	5	310
Earnings on bank owned life insurance	(134)	(136)
Increase in accrued interest receivable and other assets	(925)	(106)
Net increase (decrease) in accrued expenses and other liabilities	(698)	359
Net cash provided by (used in) operating activities	277	(4,005)
Cash flows from investing activities:
Net decrease (increase) in portfolio loans	2,112	(1,561)
Principal repayments on mortgage-backed securities	12,937	9,399
Purchases of securities available for sale	(39,056)	(25,282)
Maturities and calls of securities available for sale	2,045	1,465
Sale of securities available for sale	6,769	12,112
Sale of OREO	68	—
Purchase of Federal Home Loan Bank stock	(38)	—
Decrease in time deposits with other financial institutions, net	6,735	5,975
Purchases of premises and equipment, net	(120)	(45)
Net cash (used in) provided by investing activities	(8,548)	2,063
Cash flows from financing activities:
Net change in deposits	18,712	(1,341)
Net change in escrow deposits	(574)	(742)
Repayment of FHLB Advance	(4,000)	—
Proceeds from FHLB Advance	5,000	4,000
Net cash provided by financing activities	19,138	1,917
Net change in cash and cash equivalents	10,867	(25)
Cash and cash equivalents at beginning of period	31,868	32,379
Cash and cash equivalents at end of period	$42,737	$32,354
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$732	$1,222
Noncash activity:
Loans transferred to OREO	187	—

See accompanying notes to consolidated unaudited financial statements

Notes to the Unaudited Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements (“the financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the period ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Nature of Operations

NSTS Bancorp, Inc. was formed to serve as the stock holding company for North Shore Trust and Savings (the “Bank”) in connection with the conversion of North Shore Trust and Savings, NSTS Financial Corporation and North Shore MHC (collectively, the “Company,” “we” or “our”), into the stock form of organization. As of September 30, 2021, the reorganization had not been completed and the NSTS Bancorp, Inc. had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q relate solely to the consolidated financial results of North Shore MHC, NSTS Financial Corporation and North Shore Trust and Savings.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of North Shore MHC at and for the year ended December 31, 2020 contained in the NSTS Bancorp, Inc.’s definitive prospectus dated November 10, 2021 (the “Prospectus”), as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 12, 2021.

The Bank operates primarily in the northern suburbs of Chicago, Illinois. The Bank offers a variety of financial services to customers in the surrounding community. Financial services consist primarily of 1-4 family mortgage loans, savings accounts, and certificate of deposit accounts. There are no significant concentrations of loans to any one industry or customer. The Bank’s exposure to credit risk is significantly affected by changes in the economy in the Bank’s market area.

All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may vary from those estimates.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments of information available to them at the time of their examination. Due to these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Additional material estimates that are particularly susceptible to significant change in the near term include the determination of the valuation allowance on deferred tax assets and the valuation of investment securities and the related tax effect.

Comprehensive Income (Losses)

Comprehensive income includes net income (losses) and other changes in net worth which bypass the statement of operations. For all periods presented, other comprehensive income includes only one additional component, the change in unrealized gains on available-for-sale investment securities.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from banks, including cash items in process of clearing.

Time Deposits with Other Financial Institutions

Time deposits with other financial institutions are carried at cost and generally mature within the next two years.

Investment Securities

Securities are classified as available-for-sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Discounts are accreted into interest income over the estimated life of the related security and premiums are amortized into income over the earlier of the call date or weighted average life of the related security using the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Securities available-for-sale are securities that are intended to be held for indefinite periods of time, but which may not be held to maturity. These securities may be used as a part of the Bank’s asset/liability management strategy and may be sold in response to changes in interest rates, deterioration of issuer’s creditworthiness, or due to a desire to increase capital or liquidity.

The Bank conducts a periodic review of available-for-sale securities with declines in fair value below their cost to evaluate if the impairment is other than temporary. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Credit-related impairments of debt securities are recorded through earnings, and any impairment as a result of other factors is included in accumulated other comprehensive income.

Federal Home Loan Bank of Chicago Stock

The Bank, as a member of the Federal Home Loan Bank of Chicago (FHLB), is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market price and is carried at cost of $550,000 and $512,000 at September 30, 2021 and December 31, 2020, respectively, and is evaluated for impairment at each reporting date.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are generally sold with servicing rights released. Gains or losses are recognized through earnings.

Loans

The Bank’s loan portfolio includes segments for mortgage loans and consumer loans. Mortgage loans include classes for 1-4 family, multi-family, and commercial.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to the related loan yield using the interest method, adjusted for prepayments.

The accrual of interest on all loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until the loans qualify for return to accrual. Loans are returned to accrual status when payment of all the principal and interest amounts contractually due is reasonably assured.

Allowance for Loan Losses

The allowance for loan losses (the “allowance”) is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general and allocated components, as further described below.

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: first mortgage loans and consumer and other loans. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Mortgage Loans

Loans in this segment are made to individuals and commercial borrowers. The loans are secured by real estate with the Bank typically in a first lien position. The Bank generally does not originate loans with a loan-to-value ratio greater than 80% unless mortgage insurance is obtained and generally does not grant loans that would be classified as subprime upon origination. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Consumer Loans

Loans in this segment are generally to individuals and are supported by non-real estate collateral, such as deposit accounts and personal property. Unsecured loans are also included in this segment. Repayment is dependent on the credit quality of the individual borrower or borrowers.

Allocated Component

The allocated component relates to loans that are classified as impaired. Based on internal ratings, loans are evaluated for impairment on a loan-by-loan basis. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all circumstances surrounding the loan and borrower, including the length of the delay, reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the amount of principal and interest owed.

The Bank periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). All TDRs are classified as impaired and management performs an impairment analysis at the time of restructuring.

Premises and Equipment

Land is stated at cost. Property, improvements, and equipment are stated at cost less accumulated depreciation. Depreciation is determined under the straight-line method over the following estimated useful lives of assets:

Land improvements	3 - 10 years
Office building and improvements	10 - 40 years
Furniture and equipment	3 - 10 years

Income Taxes

We record our tax provision or benefit on an interim basis using the estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. The estimated annual effective tax rate may be significantly affected by nondeductible expenses and certain tax preference items. Adjustments to the estimated annual effective income tax rate are recognized in the period during which such estimates are revised.

Deferred taxes are recognized using the asset/liability method. Deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carryforwards; deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceed the amount measured as described above, if any, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet, along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations. Bank management believes that the Bank maintains no uncertain tax positions for tax reporting purposes and accordingly, no liability is required to be recorded.

The Bank is subject to U.S. federal income tax as well as income tax of the States of Illinois and Wisconsin.

Other Real Estate Owned

Property acquired in satisfaction of debt or through foreclosure is carried at the lower of cost or market value less estimated costs to sell. At foreclosure, if the fair value of the property acquired is less than the recorded investment in the related loan, a reduction in the carrying amount of the loan is recognized with a charge to the allowance for loan losses. The cost of carrying the assets subsequent to foreclosure and any decrease in the market value occurring after that date are charged to operating expenses as incurred.

Bank-owned Life Insurance

The Bank purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at the amount estimated to be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due which are probable at settlement.

Service Charges on Deposits

Service charges on deposits represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue, or some other individual attribute-based revenue. Revenue is recognized when the Bank’s performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time performance obligations are satisfied.

Accounting Developments

Accounting for Leases

The FASB amended its standard related to the accounting for leases. Under the new standard, lessees will now be required to recognize substantially all leases on the balance sheet as both a right-of-use asset and a liability. The standard has two types of leases for income statement recognition purposes: operating leases and finance leases. Operating leases will result in the recognition of a single lease expense on a straight-line basis over the lease term similar to the treatment for operating leases under existing standards. Finance leases will result in an accelerated expense similar to the accounting for capital leases under existing standards. The determination of lease classification as operating or finance will be done in a manner similar to existing standards.

The new standard also contains amended guidance regarding the identification of embedded leases in service contracts and the identification of lease and non-lease components in an arrangement. The new standard is effective for annual periods beginning after December 15, 2021, and any interim periods within annual reporting periods that begin after December 15, 2022. The Bank has reviewed the amendment and determined it will not have a material impact on the Bank’s financial statements.

Accounting for Financial Instruments – Credit Losses

The FASB issued ASU No. 2016-13, Financial Instruments— Credit Losses (Topic 326). The ASU introduces a new credit loss model, the current expected credit loss model (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.

The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities, and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaces the multiple existing impairment models, which generally require that a loss be incurred before it is recognized.

The CECL model represents a significant change from existing practice and may result in material changes to the Bank’s accounting for financial instruments. The Bank is evaluating the effect ASU 2016-13 will have on its consolidated financial statements and related disclosures. The impact of the ASU will depend upon the final standard (as amended), the state of the economy, and the nature of the Bank’s portfolios at the date of adoption. For the Bank, the new standard is effective January 2023.

Note 2: Securities

The amortized cost and estimated fair value of debt securities at September 30, 2021 and December 31, 2020, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties, therefore, these securities have been included in the below table based on average remaining life.

			Mortgage-backed	Collateralized
	U.S. government	Municipal	residential	mortgage	Total available-for-
September 30, 2021	agency obligations	obligations	obligations	obligations	sale

	(Dollars in thousands)
1 year or less	$—	$1,231	$456	$1,071	$2,758
1 to 5 years	3,938	3,777	31,185	17,535	56,435
5 to 10 years	6,507	2,867	13,837	9,984	33,195
After 10 years	—	2,970	—	1,636	4,606
Fair value	10,445	10,845	45,478	30,226	96,994
Gross unrealized gains	163	464	426	441	1,494
Gross unrealized losses	(39)	(12)	(309)	(259)	(619)
Amortized cost	$10,321	$10,393	$45,361	$30,044	$96,119

			Mortgage-backed	Collateralized
	U.S. government	Municipal	residential	mortgage	Total available-for-
December 31, 2020	agency obligations	obligations	obligations	obligations	sale

	(Dollars in thousands)
1 year or less	$1,000	$768	$1,443	$383	$3,594
1 to 5 years	4,862	3,726	34,486	14,452	57,526
5 to 10 years	1,285	4,354	7,165	5,564	18,368
After 10 years	—	2,132	—	—	2,132
Fair value	7,147	10,980	43,094	20,399	81,620
Gross unrealized gains	154	518	884	534	2,090
Gross unrealized losses	(17)	(18)	(22)	(66)	(123)
Amortized cost	$7,010	$10,480	$42,232	$19,931	$79,653

As of September 30, 2021, and December 31, 2020, no securities were pledged to secure public deposits or for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less than 12 Months		12 Months or Longer		Total

	(Dollars in thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2021
U.S. government agency obligations	$2,383	$23	$1,154	$16	$3,537	$39
Municipal obligations	—	—	242	12	242	12
Mortgage-backed residential obligations	19,537	284	2,213	25	21,750	309
Collateralized mortgage obligations	18,762	259	—	—	18,762	259
Total	$40,682	$566	$3,609	$53	$44,291	$619
December 31, 2020
U.S. government agency obligations	$1,284	$17	$—	$—	$1,284	$17
Municipal obligations	—	—	238	18	238	18
Mortgage-backed residential obligations	5,265	17	1,170	5	6,435	22
Collateralized mortgage obligations	8,694	66	241	—	8,935	66
Total	$15,243	$100	$1,649	$23	$16,892	$123

At September 30, 2021 and December 31, 2020, certain investment securities were in unrealized loss positions. Some investment securities have declined in value but do not presently represent realized losses. Unrealized losses on investment securities have not been recognized into income because the issuers’ bonds are of high credit quality, the Bank has the intent and ability to hold the securities for the foreseeable future, and the declines in fair value are primarily due to market volatility. The fair values are expected to recover as the bonds approach their maturity dates.

The following table provides a summary of the proceeds from sales of securities available-for-sale, as well as gross gains and losses, for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Proceeds from sales of securities available-for-sale	$6,769	$—	$6,769	$12,112

Gross realized gains	131	—	131	114
Gross realized losses	—	—	—	(55)

Note 3: Loans and allowance for loan losses

A summary of loans by major category as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020

	(Dollars in thousands)
First mortgage loans
1-4 family residential	$87,184	$87,197
Multi-family	4,221	5,737
Commercial	4,453	5,340
Total first mortgage loans	95,858	98,274
Consumer loans	324	385
Total loans	96,182	98,659
Net deferred loan costs	752	666
Allowance for loan losses	(783)	(870)
Total loans, net	$96,151	$98,455

First mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of these loans totaled $16.9 million and $16.0 million at September 30, 2021 and December 31, 2020, respectively. Custodial escrow balances maintained in connection with the loans serviced were $142,000 and $268,000 at September 30, 2021 and December 31, 2020, respectively.

In the normal course of business, loans are made to directors and officers of the Bank (related parties). The terms of these loans, including interest rate and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectability. At September 30, 2021 and December 31, 2020, such borrowers were indebted to the Bank in the aggregate amount of $687,000 and $928,000, respectively.

Changes in the allowance for loan losses and the related loan balance information as of and for the three and nine months ended September 30, 2021 and 2020 were as follows:

	September 30, 2021
	1-4 family
	residential	Multi-family	Commercial	Consumer	Unallocated	Total

	(Dollars in thousands)
Three months ended:
Beginning balance	$695	$52	$25	$10	$—	$792
Charge-offs	—	—	—	—	—	—
Recoveries	3	—	—	—	—	3
Net recoveries (charge-offs)	3	—	—	—	—	3
(Release of) provision for loan losses	1	(13)	—	—	—	(12)
Ending balance	$679	$39	$25	$10	$30	$783

	September 30, 2020
	1-4 family
	residential	Multi-family	Commercial	Consumer	Unallocated	Total

	(Dollars in thousands)
Three months ended:
Beginning balance	$538	$24	$13	$1	$40	$616
Charge-offs	—	—	—	—	—	—
Recoveries	3	—	—	—	—	3
Net recoveries	3	—	—	—	—	3
(Release of) provision for loan losses	18	—	(1)	—	73	90
Ending balance	$559	$24	$12	$1	$113	$709

	September 30, 2021
	1-4 family
	residential	Multi-family	Commercial	Consumer	Unallocated	Total

	(Dollars in thousands)
Nine months ended:
Beginning balance	$798	$29	$38	$5	$—	$870
Charge-offs	—	—	—	(99)	—	(99)
Recoveries	7	—	—	—	—	7
Net recoveries (charge-offs)	7	—	—	(99)	—	(92)
Provision for loan losses	(126)	10	(13)	104	30	5
Ending balance	$679	$39	$25	$10	$30	$783

	September 30, 2020
	1-4 family
	residential	Multi-family	Commercial	Consumer	Unallocated	Total

	(Dollars in thousands)
Nine months ended:
Beginning balance	$361	$10	$9	$8	$—	$388
Charge-offs	—	—	—	—	—	—
Recoveries	11	—	—	—	—	11
Net recoveries	11	—	—	—	—	11
Provision for loan losses	187	14	3	(7)	113	310
Ending balance	$559	$24	$12	$1	$113	$709

	Collectively evaluated		Individually evaluated		Total
		Recorded		Recorded		Recorded
	Allowance for	investment in	Allowance for	investment in	Allowance for	investment in
	loan losses	loans	loan losses	loans	loan losses	loans

	(Dollars in thousands)
September 30, 2021
1-4 family residential	$555	$85,205	$124	$1,979	$679	$87,184
Multi-family	39	4,221	—	—	39	4,221
Commercial	25	4,453	—	—	25	4,453
Consumer	10	324	—	—	10	324
Unallocated	30	—	30
Total	$659	$94,203	$124	$1,979	$783	$96,182
December 31, 2020
1-4 family residential	$648	$84,774	$150	$2,423	$798	$87,197
Multi-family	29	5,737	—	—	29	5,737
Commercial	38	5,340	—	—	38	5,340
Consumer	5	286	—	99	5	385
Total	$720	$96,137	$150	$2,522	$870	$98,659

The Bank evaluates collectability based on payment activity and other factors. The Bank uses a graded loan rating system as a means of identifying potential problem loans, as follows:

Pass

Loans in these categories are performing as expected with low to average risk.

Special Mention

Loans in this category are internally designated by management as “watch loans.” These loans are starting to show signs of potential weakness and are closely monitored by management.

Substandard

Loans in this category are internally designated by management as “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the paying capacity of the obligors or the current net worth of the collateral pledged. Substandard loans present a distinct possibility that the Bank will sustain losses if such weaknesses are not corrected.

Doubtful

Loans classified as doubtful have all the weaknesses inherent in those designated as “substandard” with the added characteristic that the weaknesses may make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

On an annual basis, or more often if needed, the Bank formally reviews the ratings on commercial loans. In addition, the Bank engages an independent third party to review a significant portion of the commercial loan portfolio. Management uses the results of the independent review as part of its annual review process.

The following table presents loan balances based on risk rating as of September 30, 2021 and December 31, 2020:

	Pass	Special Mention	Substandard	Doubtful	Total loans

	(Dollars in thousands)
September 30, 2021
1-4 family residential	$86,670	$409	$105	$—	$87,184
Multi-family	4,221	—	—	—	4,221
Commercial	4,453	—	—	—	4,453
Consumer	324	—	—	—	324
Total	$95,668	$409	$105	$—	$96,182
December 31, 2020
1-4 family residential	$86,500	$417	$280	$—	$87,197
Multi-family	5,737	—	—	—	5,737
Commercial	5,340	—	—	—	5,340
Consumer	286	99	—	—	385
Total	$97,863	$516	$280	$—	$98,659

The aging of the Bank’s loan portfolio as of September 30, 2021 and December 31, 2020, is as follows:

		Greater than
		90 Days Past		Total Past Due
	31-89 Days Past Due	Due and		and Non-		Total Loan
	and Accruing	Accruing	Non-Accrual	Accrual	Current	Balance

	(Dollars in thousands)
September 30, 2021
1-4 family residential	$—	$43	$105	$148	$87,036	$87,184
Multi-family	—	—	—	—	4,221	4,221
Commercial	—	—	—	—	4,453	4,453
Consumer	—	—	—	—	324	324
Total	$—	$43	$105	$148	$96,034	$96,182

December 31, 2020
1-4 family residential	$—	$75	$280	$355	$86,842	$87,197
Multi-family	—	—	—	—	5,737	5,737
Commercial	—	—	—	—	5,340	5,340
Consumer	99	—	—	99	286	385
Total	$99	$75	$280	$454	$98,205	$98,659

Loans individually evaluated for impairment as of September 30, 2021 and December 31, 2020, were as follows:

	Recorded investment	Unpaid principal balance	Related allowance

	(Dollars in thousands)
September 30, 2021
With no related allowance recorded
1-4 family residential	$1,135	$1,457	$—
Multi-family	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	$1,135	$1,457	$—
With a related allowance recorded
1-4 family residential	$844	$854	$124
Multi-family	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	$844	$854	$124
Balance at September 30, 2021	$1,979	$2,311	$124
December 31, 2020
With no related allowance recorded
1-4 family residential	$1,348	$1,676	$—
Multi-family	—	—	—
Commercial	—	—	—
Consumer	99	99	—
Total	$1,447	$1,775	$—
With a related allowance recorded
1-4 family residential	$1,075	$1,120	$150
Multi-family	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	$1,075	$1,120	$150
Balance at December 31, 2020	$2,522	$2,895	$150

The average recorded investment and interest income recognized for the loans individually evaluated for impairment for the three months ended September 30, 2021 and 2020, were as follows:

	Average recorded
	investment	Interest income recognized

	(Dollars in thousands)
September 30, 2021
With no related allowance recorded
1-4 family residential	$1,141	$15
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$1,141	$15
With a related allowance recorded
1-4 family residential	$850	$10
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$850	$10
Balance for the three months ended September 30, 2021	$1,991	$25
September 30, 2020
With no related allowance recorded
1-4 family residential	$974	$13
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$974	$13
With a related allowance recorded
1-4 family residential	$1,092	$13
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$1,092	$13
Balance for the three months ended September 30, 2020	$2,066	$26

The average recorded investment and interest income recognized for the loans individually evaluated for impairment for the nine months ended September 30, 2021 and 2020, were as follows:

	Average recorded
	investment	Interest income recognized

	(Dollars in thousands)
September 30, 2021
With no related allowance recorded
1-4 family residential	$1,155	$52
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$1,155	$52
With a related allowance recorded
1-4 family residential	$860	$29
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$860	$29
Balance for the nine months ended September 30, 2021	$2,015	$81
September 30, 2020
With no related allowance recorded
1-4 family residential	$988	$39
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$988	$39
With a related allowance recorded
1-4 family residential	$1,100	$37
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$1,100	$37
Balance for the nine months ended September 30, 2020	$2,088	$76

Troubled debt restructurings provide for modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an impairment analysis at the time of restructuring and periodically thereafter. Any reserve required is recorded through a provision to the allowance for loan losses.

There were no new troubled debt restructurings during the three and nine months ended September 30, 2021 or 2020. In March 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed into law. Among other things, the CARES Act suspends the requirements related to accounting for TDRs for certain loan modifications related to the COVID-19 pandemic.

The Bank has minimal direct exposure to consumer, commercial, and other small businesses that may be negatively impacted by COVID-19, but management has analyzed and increased the qualitative factors in these and other loan categories for incurred, but not yet identified loan losses attributable to COVID-19. As of September 30, 2021, management did not see significant disruption with existing customers related to COVID-19. However, Management did grant customer requests to defer payments on 50 loans with unpaid balances of $9.7 million between March 2020 and September 2021. As of September 30, 2021, two loans remain in deferral with unpaid balances of $127,000. Management has also assisted small businesses that could benefit from the CARES Act, particularly in the SBA’s Paycheck Protection Program (“PPP”). As of September 30, 2021, the Company had approximately $71,000 of outstanding loans to small businesses under this program. The loans are guaranteed by the SBA and loan proceeds to borrowers are forgivable by the SBA if certain criteria are met.

Note 4: Other Real Estate Owned

At September 30, 2021 and December 31, 2020, the balance of other real estate owned was $118,000 and $0, respectively.

The following table represents the movement in OREO during the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Transfer of loan to OREO	$118	$—	$187	$—
Sale of OREO	68	—	68	—
Gross gain realized on transfer to OREO	9	—	15	—
Gross gain realized on sale of OREO	—	—	—	—

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $60,000 and $111,000, as of September 30, 2021 and December 31, 2020, respectively.

Note 5: Deposits

As of September 30, 2021, for years below ended September 30, the scheduled maturities of time deposits are as follows:

For the 12 months ended
September 30,	Amount
(Dollars in thousands)
2022	$39,392
2023	14,765
2024	10,282
2025	5,695
2026 and beyond	4,263
Total	$74,397

In the normal course of business, deposit accounts are held by directors and executive officers of the Bank (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At September 30, 2021 and December 31, 2020, total deposits held by directors and officers of the Bank were $1.6 million and $4.3 million, respectively.

Note 6: Other Borrowings

On May 21, 2021, the Bank obtained a non-interest bearing FHLB advance totaling $5.0 million. This advance is collateralized by loans pledged to the FHLB and matures on May 21, 2022. Additionally, on May 21, 2021, the Bank repaid the existing non-interest bearing FHLB advance totaling $4.0 million that was due on May 24, 2021.

Note 7: Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs supported by little or no market activity and are significant to the fair value of the assets or liabilities

An asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at September 30, 2021 or December 31, 2020.

Available-for-Sale Securities (Recurring)

Where quoted market prices are available in an active market, securities such as U.S. Treasuries, would be classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities would be classified within Level 3 of the hierarchy.

Other Real Estate Owned (Nonrecurring)

The Bank records other real estate owned at fair value less costs to sell. Fair value is commonly based on recent real estate appraisals which are typically updated no less frequently than annually. These appraisals usually utilize a single valuation approach or may use a combination of approaches including comparable sales and the income approach. Adjustments may be made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. Other real estate owned properties are evaluated on an annual basis for additional impairment and adjusted accordingly.

Impaired Loans (Nonrecurring)

Impaired loans are recorded at fair value on a nonrecurring basis. The fair value of loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. Impaired loans that are valued based on the present value of future cash flows are not considered in the fair value hierarchy.

The following table presents the Bank’s assets that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2021 and December 31, 2020:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
September 30, 2021
Securities Available-for-sale
U.S. government agency obligations	$10,445	$—	$10,445	$—
Municipal obligations	10,845	—	10,845	—
Mortgage-backed residential obligations	45,478	—	45,478	—
Collateralized mortgage obligations	30,226	—	30,226	—
Loans held for sale	972	—	972	—
Total	$97,966	$—	$97,966	$—

December 31, 2020
Securities Available-for-sale
U.S. government agency obligations	$7,147	$—	$7,147	$—
Municipal obligations	10,980	—	10,980	—
Mortgage-backed residential obligations	43,094	—	43,094	—
Collateralized mortgage obligations	20,399	—	20,399	—
Loans held for sale	1,972	—	1,972	—
Total	$83,592	$—	$83,592	$—

The Bank may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis and the valuation techniques used to measure nonrecurring Level 3 fair value measurements as of September 30, 2021 and December 31, 2020, were as follows:

	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
September 30, 2021
Impaired loans	$721	—	—	$721
OREO	118	—	—	118

December 31, 2020
Impaired loans	$925	—	—	$925

The numerical range of unobservable inputs for the valuation assumptions used in calculating the amounts disclosed above is not meaningful to this presentation.

Note 8: Fair Value of Financial Instruments

Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 13 – Fair Value Measurements. The following disclosures include financial instruments that are not carried at fair value on the Consolidated Balance Sheets.

The carrying value of short-term financial instruments approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. Under the fair value hierarchy, cash and cash equivalents as well as non-interest-bearing deposit accounts are classified as Level 1. Time deposits with other financial institutions, FHLB stock, escrow deposits, and accrued interest receivable and payable are classified as Level 2.

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value

	(Dollars in thousands)
September 30, 2021
Financial assets:
Loans, net	$96,151	$—	$98,483	$—	$98,483
Financial liabilities:
Interest-bearing deposits	$192,808	$—	$191,318	$—	$191,318
FHLB Advance	5,000	—	5,009	—	5,009

December 31, 2020
Financial assets:
Loans, net	$98,455	$—	$102,034	$—	$102,034
Financial liabilities:
Interest-bearing deposits	$176,670	$—	$177,280	$—	$177,280
FHLB Advance	4,000	—	4,012	—	4,012

Note 9: Capital Ratios

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under accounting principles generally accepted in the United States of America, regulatory reporting requirements and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, common equity Tier 1 capital to total risk-weighted assets and of Tier I capital to average assets, as such individual components and calculations are defined by related standards.

As of September 30, 2021, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category. On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9% subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. In April 2020, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold will increase to 8.5% in 2021 and return to 9% in 2022. The Bank elected to begin using CBLR for the first quarter of 2020. Management believes, as of September 30, 2021, that the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios as of September 30, 2021 and December 31, 2020, are presented below:

			Minimum Required to be
	Actual		Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio

As of September 30, 2021	(Dollars in thousands)
Tier 1 capital (to Average Assets)	$44,276	18.33%	$20,528	>8.5%
As of December 31, 2020
Tier 1 capital (to Average Assets)	$44,256	18.41%	$21,636	>8%

(1) As defined by regulatory agencies. Failure to exceed the leverage ratio thresholds required under CBLR in the future, subject to any applicable grace period, would require the Bank to return to the risk-based capital ratio thresholds previously utilized under the fully phased-in Basel III Capital Rules to determine capital adequacy.

Note 10: Commitments and Contingencies

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of the Bank.

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At September 30, 2021 and December 31, 2020, outstanding commitments to originate loans were as follows:

	September 30, 2021	December 31, 2020

	(Dollars in thousands)
Total commitments	$5,695	$5,156

Concentrations of Credit Risk

The Bank generally originates single-family residential loans within its primary lending area which is Waukegan, Illinois and the surrounding area. The Bank’s underwriting policies require such loans to be made at approximately 80% loan-to-value, based upon appraised values, unless private mortgage insurance is obtained, or the loan is guaranteed by the government. These loans are secured by the underlying properties.

The Bank maintains its cash in deposit accounts at the Federal Reserve Bank or other institutions, the balances of which may exceed federally insured limits. The Bank has not experienced any losses in such accounts. The Bank believes it is not exposed to any significant credit risk on cash and cash equivalents.

Interest Rate Risk

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of its financial instruments will change when interest rate levels change, and that change may be either favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the overall interest rate risk.

Litigation

Due to the nature of its business activities, the Bank is at times subject to legal action which arises in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the financial position or results of operations of the Bank.

Note 11: Subsequent Events

We have evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to September 30, 2021. Other than the Plan of Conversion as discussed below, management does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Plan of Conversion

The Boards of Directors of North Shore MHC and NSTS Financial Corporation have adopted the Plan of Conversion. Pursuant to the Plan of Conversion, our organization will convert form the mutual holding company form of organization to the stock form of organization. North Shore MHC will be merged into NSTS Financial Corporation, and North Shore MHC will no longer exist. NSTS Financial Corporation, which owns 100% of North Shore Trust and Savings, will be merged into NSTS Bancorp, Inc. When the conversion is completed, all of the outstanding common stock of North Shore Trust and Savings will be owned by NSTS Bancorp, Inc., and all of the outstanding common stock of NSTS Bancorp, Inc. will be owned by public shareholders. The Securities and Exchange Commission declared NSTS Bancorp, Inc.’s Registration Statement effective on November 10, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of our financial performance through a discussion of our financial condition as of September 30, 2021 and as compared to our financial condition as of December 31, 2020, and our results of operations for the nine and three-month periods ended September 30, 2021 and 2020. This section should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and NSTS Bancorp, Inc.’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on November 12, 2021.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions.

Forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: general economic conditions, either nationally or in our market areas, that are worse than expected; conditions related to the recent global coronavirus outbreak that has and will continue to pose risks and could harm our business and results of operations; changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; our ability to implement and change our business strategies; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make; adverse changes in the securities or secondary mortgage markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums; changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of our loan or investment portfolios; technological changes that may be more difficult or expensive than expected; a failure or breach of our operational or security systems or infrastructure, including cyber-attacks; the inability of third party providers to perform as expected; our ability to manage market risk, credit risk and operational risk in the current economic environment; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related there to; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board; our ability to retain key employees; and our compensation expense associated with equity allocated or awarded to our employees.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

NSTS Bancorp, Inc.

NSTS Bancorp, Inc. is a Delaware corporation which was incorporated in September 2021. As a savings and loan holding company, NSTS Bancorp, Inc. will be regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). To date, NSTS Bancorp, Inc. has engaged in organizational activities only. Following the conversion, NSTS Bancorp, Inc.’s primary business activity will relate to owning all of the outstanding shares of capital stock of North Shore Trust and Savings.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of North Shore MHC at and for the year ended December 31, 2020 contained in NSTS Bancorp, Inc.’s definitive prospectus dated November 10, 2021 (the “Prospectus”), as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 12, 2021.

North Shore Trust and Savings

North Shore Trust and Savings, a federally-chartered stock savings institution, was established in 1921 as North Shore Building and Loan, an Illinois-chartered institution. Since its inception, our organization has operated as a traditional savings institution focused primarily on serving the banking needs of customers in our market area of Lake County, Illinois and adjacent communities. We operate from our headquarters and main banking office in Waukegan, Illinois, as well as two additional full-service branch offices located in Waukegan and Lindenhurst, Illinois, respectively. We have a loan production office in Chicago, Illinois. Our primary business activity is attracting deposits from the general public and using those funds to originate one- to four-family residential mortgage loans and purchase investments. We are subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”).

In 2005, North Shore Trust and Savings converted to a federally-chartered savings institution and reorganized into the mutual holding company form of organization. Currently, North Shore Trust and Savings is a wholly-owned subsidiary of NSTS Financial Corporation, a federally-chartered corporation which is a wholly-owned subsidiary of North Shore MHC, a federally-chartered mutual holding company. The mutual holding company has not issued any shares of capital stock to the public.

Conversion of North Shore MHC

Pursuant to the terms of North Shore MHC’s Plan of Conversion, North Shore MHC will convert from the mutual holding company to the stock holding company corporate structure. Upon the completion of the conversion, North Shore MHC and NSTS Financial Corporation will cease to exist, and North Shore Trust and Savings will be a wholly owned subsidiary of NSTS Bancorp, Inc. At present, all depositors and certain borrowers as of specified eligibility dates have voting rights in North Shore MHC as to all matters requiring member approval. Upon completion of the conversion, depositors and those certain borrowers as of specified eligibility dates of North Shore Trust and Savings will cease to have any voting rights in North Shore MHC and all voting rights in North Shore MHC will be vested in NSTS Bancorp, Inc. as the sole shareholder of North Shore Trust and Savings. The stockholders of NSTS Bancorp, Inc. will possess exclusive voting rights and rights to NSTS Bancorp, Inc. stock.

Our Business and Franchise

For 100 years, we have served Lake County, Illinois and the surrounding communities. We have established deep ties to the community and developed customer relationships which have spanned generations. We pride ourselves in matching our products and services to the needs of the community.

Our principal business consists of originating loans for one- to four-family residential properties, multi-family and non-owner occupied commercial real estate loans, and to a lesser extent home equity loans and lines of credit, construction loans, and other consumer loans in the market areas surrounding our branch footprint. We also established a loan production office in the Roscoe Village neighborhood of Chicago, Illinois in 2016 to originate loans outside of our branch network in a more densely populated metropolitan area, which we believe benefits us geographically. We attract retail deposits from the general public in the areas surrounding our main office and branches, offering a wide variety of deposit products. We also invest in investment securities. Our revenues are derived primarily from interest on loans, noninterest income from the sale of one- to four-family residential mortgage loans in the secondary market and interest on investments. Our primary sources of funds are deposits, and principal and interest payments on loans and securities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated unaudited interim financial statements for the quarter ended September 30, 2021, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. Our significant accounting policies are discussed in detail in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on November 12, 2021. There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the prospectus.

Impact of COVID-19

During the first quarter of 2020, global financial markets experienced significant volatility resulting from the spread of a novel coronavirus known as COVID-19. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. In response to the pandemic, the State of Illinois imposed restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering the temporary closures of many businesses. These measures increased unemployment in our market area and negatively impacted many businesses, thereby threatening the repayment ability of some of our borrowers.

To address the economic impact in the United States, the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act included a number of provisions that affected us, including accounting relief for troubled debt restructurings (“TDRs”). The CARES Act also established the Paycheck Protection Program (“PPP”) through the Small Business Administration (the “SBA”). In addition, the Federal Reserve Board took steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero.

In response to the pandemic, we implemented protocols and processes to help protect our employees, customers and communities. These measures included:

●	Operating our branches under a drive-through model with appointment-only lobby service, leveraging our enhanced network technology to quickly implement business continuity plans that included critical operations teams being divided and dispersed to separate locations and, when possible, having employees work remotely.
●	Offering assistance to our customers affected by the COVID-19 pandemic, including payment deferrals, waiving certain fees, suspending property foreclosures, and participating in lending programs for businesses under the CARES Act, including the PPP.

We implemented various consumer and commercial real estate loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, as extended by the Consolidated Appropriations Act (“CAA”, 2021), COVID-19 related modifications to loans that were current as of December 31, 2019 are not required to be designated as TDRs under U.S. GAAP through January 1, 2022. In addition, the bank regulatory agencies issued interagency guidance stating that banks may presume borrowers are not experiencing financial difficulty for COVID-19 related short-term modifications (i.e., six months or less) granted to loans that were current as of the loan modification program implementation date, therefore supporting these modifications are not required to be classified as TDRs under US GAAP. Since January 1, 2020, we granted short-term payment deferrals on 50 loans, totaling approximately $9.7 million, that were otherwise performing. As of September 30, 2021, two loans totaling $127,000 remain in deferral.

We obtained approval from the SBA to offer PPP loans to our customers in need. We originated 24 loans totaling $865,000 from the first round of PPP funding. All of these loans received full forgiveness. We originated 16 loans for $413,000 from the second round of PPP funding. As of September 30, 2021, 15 loans totaling $71,000 remain outstanding and awaiting forgiveness.

EXECUTIVE OVERVIEW

This discussion is intended to focus on certain financial information regarding our consolidated company and may not contain all the information that is important to the reader. The purpose of this discussion is to provide the reader with a more thorough understanding of the our financial statements. As such, this discussion should be read carefully and in conjunction with the consolidated financial statements and accompanying notes contained elsewhere in this report.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other noninterest income and noninterest expense. Noninterest expense principally consists of compensation, office occupancy and equipment expense, data processing, advertising and business promotion and other expenses. After the conversion, we expect that our noninterest expenses will increase as we grow and expand our operations. In addition, our compensation expense will increase due to the new stock benefit plans we intend to implement. Our results of operations and financial condition are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, the impact of the COVID-19 pandemic, changes in accounting guidance, government policies and actions of regulatory authorities.

Financial highlights for the nine months ended September 30, 2021 include:

●	Net income of $2,000 for the nine months ended September 30, 2021 compared to a net loss of $199,000 for the nine-months ended September 30, 2020;
●	Net interest margin of 1.82% for the year to date 2021, a decrease of 26 basis points when compared to the first nine months of 2020;
●	Loans, net of $96.2 million, a decrease of 2.34% when compared to December 31, 2020;
●	Allowance for loan losses decreased to $783,000, compared to $870,000 as of December 31, 2020;
●	Provision for loan losses of $5,000 for the nine months ended September 30, 2021, compared to $310,000 for the first nine months of 2020;
●	Deposits of $205.1 million, an increase of 10.04% compared to December 31, 2020;
●	Regulatory capital remained strong with ratios exceeding all regulatory required thresholds.

For the three months ended September 30, 2021 our return on average equity (“ROE”) and return on average assets (“ROA”) were 0.15% and 0.03%, respectively, compared to 0.22% and 0.04%, for the three months ended September 30, 2020. For the nine months ended September 30, 2021 our ROE and ROA were 0.01% and 0.00%, respectively, compared to (0.58)% and (0.11)%, for the nine months ended September 30, 2020.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	For the Three Months Ended September 30,
	2021			2020
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans, net	$97,179	$853	3.51%	$101,900	$985	3.87%
Federal funds sold and interest-bearing deposits in other banks	24,638	7	0.11%	37,196	8	0.09%
Time deposits with other financial institutions	5,728	11	0.77%	17,104	80	1.87%
Securities available for sale	97,608	327	1.34%	69,206	311	1.80%
FHLB of Chicago stock(1)	550	3	2.18%	512	3	2.34%
Total interest-earning assets	225,703	$1,201	2.13%	225,918	$1,387	2.46%
Noninterest-earning assets	15,624			14,920
Total assets	$241,327			$240,838
Interest-bearing liabilities:
Interest-bearing demand	$18,718	$2	0.04%	$14,779	$3	0.08%
Money market	46,330	24	0.21%	49,340	38	0.31%
Savings	45,344	17	0.15%	40,954	26	0.25%
Time deposits	63,903	182	1.14%	69,545	276	1.59%
Total interest-bearing deposits	$174,295	$225	0.52%	$174,618	$343	0.79%
Other borrowings(2)	5,000	—	0.00%	4,000	—	0.00%
Total interest-bearing liabilities	179,295	225	0.50%	178,618	343	0.77%
Noninterest-bearing liabilities	16,156			15,964
Total liabilities	$195,451			$194,582
Equity	45,876			46,256
Total liabilities and equity	$241,327			$240,838
Net interest income(1)		976			1,044
Interest rate spread(3)			1.63%			1.69%
Net interest-earning assets(4)	$46,408			$47,300
Net interest margin(5)			1.73%			1.85%
Average interest-earning assets to average-interest bearing liabilities	125.88%			126.48%

	For the Nine Months Ended September 30,
	2021			2020
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans, net	$96,968	$2,662	3.66%	$99,307	$3,109	4.17%
Federal funds sold and interest-bearing deposits in other banks	25,892	16	0.08%	36,889	122	0.44%
Time deposits with other financial institutions	7,827	59	1.01%	19,373	325	2.24%
Securities available for sale	93,242	1,026	1.47%	67,612	1,100	2.17%
FHLB stock(1)	537	10	2.48%	512	9	2.34%
Total interest-earning assets	224,466	3,773	2.24%	223,693	4,665	2.78%
Noninterest-earning assets	16,768			16,073
Total assets	241,234			$239,766
Interest-bearing liabilities:
Interest-bearing demand	17,488	$6	0.05%	$13,993	9	0.09%
Money market	47,052	72	0.20%	52,188	210	0.54%
Savings	44,464	50	0.15%	40,364	76	0.25%
Time deposits	64,931	588	1.21%	70,686	888	1.68%
Total interest-bearing deposits	$173,935	$716	0.55%	$177,231	$1,183	0.89%
Other borrowings(2)	4,487	—	0.00%	1,927	—	0.00%
Total interest-bearing liabilities	178,422	$716	0.54%	179,158	1,183	0.88%
Noninterest-bearing liabilities	16,703			14,823
Total liabilities	$195,125			$193,981
Equity	46,109			45,785
Total liabilities and equity	$241,234			$239,766
Net interest income(1)		3,057			3,482
Interest rate spread(3)		1.70%				1.90%
Net interest-earning assets(4)	$46,044			$44,535
Net interest margin(5)		1.82%				2.08%
Average interest-earning assets to average-interest bearing liabilities	125.81%			124.86%

(1)	Includes dividend income from FHLB stock which is included in “Other Income” in the December 31, 2020 and 2019 financial statements.
(2)	Other borrowings consists of 0% interest rate FHLB advances.
(3)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(4)	Equals total interest-earning assets less total interest-bearing liabilities.
(5)	Equals net interest income divided by average interest-earning assets.

Net Interest Income and Margin

Net interest income was $976,000 for the three months ended September 30, 2021 compared to $1.0 million for the three months ended September 30, 2020. Net interest income was $3.1 million for the nine months ended September 30, 2021 compared to $3.5 million for the first nine months of 2020. This decrease was due to a decline in net interest margin, partially offset by balance sheet growth.

The average yield on total interest-earning assets decreased 33 basis points in the third quarter of 2021 compared to 2020. The average yield on total interest-earning assets decreased 54 basis points in the first nine months of 2021 compared to 2020. This decrease was primarily due to the lower interest rate environment. The decrease was partially offset by a change in our asset mix, in which management invested available cash in securities available for sale to achieve a higher yield.

The cost of interest-bearing liabilities decreased 27 basis points for the three months ended September 30, 2021 from the three months ended September 30, 2020. The cost of interest-bearing liabilities decreased 34 basis points in the first nine months of 2021 compared to 2020. The net decrease in our funding costs was primarily due to lower prevailing market interest rates. Our funding costs declined less than the rates earned on our interest earning assets.

We continue to deploy various asset liability management strategies to manage our interest rate risk. Our net interest margin could continue to experience pressure due to reduced earning asset yields and increased competition for quality loan opportunities.

Provision for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to earnings as losses are estimated to have occurred in our loan portfolio. Loan losses are charged against the allowance when management believes the collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and prevailing economic conditions. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information or events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. When a loan is impaired, the measurement of such impairment is based upon the fair value of the collateral of the loan. If the fair value of the collateral is less than the recorded investment in the loan, we will recognize the impairment by creating a valuation allowance with a corresponding charge against earnings.

An allowance is also established for uncollectible interest on loans classified as substandard. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received. When, in management’s judgment, the borrower’s ability to make interest and principal payments is back to normal, the loan is returned to accrual status.

Provision for loan losses decreased by $102,000, or 113.33%, due to a reversal of provision of $12,000 during the three months ended September 30, 2021 compared to a provision of $90,000 for the three months ended September 30, 2020. We recorded net recoveries of $3,000 for the three months ended September 30, 2021 and 2020. The higher provision during the three months ended September 30, 2020 was primarily due to the uncertainty surrounding the economic impact of the COVID-19 pandemic.

Provision for loan losses decreased by $305,000, or 98.39%, to $5,000 during the nine months ended September 30, 2021 compared to $310,000 for the nine months ended September 30, 2020. We recorded net charge-offs of $92,000 for the nine months ended September 30, 2021, compared to a net recovery of $11,000 for the nine months ended September 30, 2020. We recorded a higher provision during the nine months ended September 30, 2020 due to organic loan growth during the period of $1.3 million to $98.9 million at September 30, 2020 compared to $97.7 million at December 31, 2019, and the uncertainty surrounding the economic impact of the COVID-19 pandemic. The establishment of the allowance for loan losses is significantly affected by uncertainties and management judgment and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management.

Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
Noninterest income:	2021	2020	2021	2020

	(Dollars in thousands)
Gain on sale of mortgage loans	$71	$246	$316	$392
Gain on sale of investments	131	—	131	59
Rental income on office building	11	11	32	32
Service charges on deposits	74	64	216	191
Increase in cash surrender value of BOLI	46	46	134	136
Non-interest income other	40	57	142	118
Total noninterest income	$373	$424	$971	$928

Noninterest income decreased $51,000, or 12.03%, to $373,000 for the quarter ended September 30, 2021 compared to $424,000 for the quarter ended September 30, 2020. The primary driver of the decrease was a reduction in the volume of mortgage loans sold and the resulting gain on the sale of mortgage loans. During the three months ended September 30, 2021, we sold $3.0 million in loans compared to $11.5 million during the three months ended September 30, 2020. This decrease was partially offset by a gain on sale of investments during the third quarter 2021.

Noninterest income increased $43,000, or 4.63%, to $971,000 for the nine months ended September 30, 2021 compared to $928,000 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we sold $6.6 million in securities available for sale, resulting in a gain of $131,000, compared to a gain on sale of securities available for sale of $59,000 during the same period in 2020. This increase was partially offset by a decrease in the gain on sale of mortgage loans for the nine months ended September 30, 2021 compared to 2020. During the nine months ended September 30, 2021, we sold approximately $15.1 million in loans, compared to $20.2 million in sales during the nine months ended September 30, 2020. Other noninterest income increased for the nine months ended September 30, 2021 compared 2020 due to the fee income recognized upon the forgiveness of the PPP loans.

Noninterest Expense

	Three months ended September 30,		Nine months ended September 30,
Noninterest expense:	2021	2020	2021	2020

	(Dollars in thousands)
Salaries and employee benefits	$824	$938	$2,515	$2,737
Equipment and occupancy	168	167	509	519
Data processing	136	152	464	398
Advertising	15	11	53	51
Supervisory fees and assessments	32	32	95	85
Loan expenses	27	41	99	100
Foreclosure and other real estate owned expenses	14	3	22	6
Non-interest expense other	140	254	512	730
Total noninterest expense	$1,356	$1,598	$4,269	$4,626

Noninterest expense decreased $357,000, or 7.72%, to $4.3 million for the nine months ended September 30, 2021 compared to $4.6 million for the nine months ended September 30, 2020. The primary decrease in noninterest expense was a decrease in salaries and employee benefits due to a decrease in the number of average full-time equivalent employees during the period from 40 for the nine months ended September 30, 2020 to 35 for the nine months ended September 30, 2021. This decrease was partially offset by an increase in data processing expense driven by an increase in network management costs as a result of technological upgrades to promote new products, services and technology. Upon consummation of the conversion and stock offering, we expect noninterest expense to increase because of costs associated with operating as a public company, including the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan and the possible implementation of stock-based benefit plans, if approved by our stockholders. In addition, we will incur increased noninterest expense related to the implementation of our business strategy related to planned additions to our employee base and potential new loan production office openings.

Provision for Income Tax Benefit

Income tax benefit decreased $79,000, or 24.16%, to $248,000 for the nine months ended September 30, 2021 compared to $327,000 for the nine months ended September 30, 2020, primarily due to a reconciliation of the estimated tax provision to the actual tax provision.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	At September 30,	At December 31,
	2021	2020

	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$42,737	$31,868
Securities available for sale	96,994	81,620
FHLB stock	550	512
Loans receivable, net	96,151	98,455
Total assets	259,881	242,219
Total deposits	205,116	186,404
FHLB advances	5,000	4,000
Total equity	$45,948	$46,725

Growth in assets is primarily attributable to an increase in the core deposits of personal checking, savings and money market accounts, which increased the cash and cash equivalents held at the Federal Reserve.

The decrease in total loans is the result of forgiveness of PPP loans, held as of December 31, 2020, during the nine months ended September 30, 2021, of approximately $865,000, as well as various commercial and multi-family loan prepayments totaling $3.8 million. The loan prepayments were primarily driven by the low-rate environment as well as higher housing prices. The investors in these categories were able to refinance their current loans at a lower rate or sell the properties for a higher return on investment.

	September 30, 2021	December 31, 2020

	(Dollars in thousands)
First mortgage loans
1-4 family residential	$87,184	$87,197
Multi-family	4,221	5,737
Commercial	4,453	5,340
Total first mortgage loans	95,858	98,274
Consumer loans	324	385
Total loans	96,182	98,659
Net deferred loan costs	752	666
Allowance for loan losses	(783)	(870)
Total loans, net	$96,151	$98,455

The increase in securities available for sale was due to available cash that was invested in securities to achieve a higher yield. All of our investment securities are classified as available for sale as of September 30, 2021.

The increase in deposits was driven by an increase in account openings during the third quarter of 2021, which resulted in approximately 450 new accounts with balances of $16.1 million. The increase in account openings was driven by the public notice of our proposed conversion.

Asset Quality

The following table sets forth certain information with respect to our nonperforming assets. The decrease in nonaccrual loans was the result of two loans transferring to other real estate owned during the period. Of the two loans transferred to other real estate owned, one was sold as of September 30, 2021. The decrease in restructured loans still accruing is primarily the result of three restructured loans paying off during the first nine months of 2021.

	At September 30,	At December 31,
	2021	2020

	(Dollars in thousands)
Nonaccrual loans	$105	$280
Loans 90+ days past due and accruing	43	75
Total non-performing loans	148	355
Other real estate owned, net	118	—
Total non-performing assets	266	355
Restructured loans still accruing	1,541	1,824
Total non-performing assets and performing TDRs	$1,807	$2,179

Asset Quality Ratios: (1)
Non-accrual loans as a percent of total loans outstanding	0.11%	0.28%
Non-performing assets as a percent of total assets(1)	0.10%	0.15%
Non-performing assets and TDRs as a percent of total assets(2)	0.70%	0.90%
Allowance for loan losses as a percent of total loans outstanding	0.81%	0.88%
Allowance for loan losses as a percent of non-performing loans(3)	529.05%	245.07%
Net charge-offs (recoveries) to average loans receivable	0.13%	(0.02)%
(1)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
(2)

Non-performing assets consist of non-performing loans and real estate owned. Non-performing loans consist of all loans 90 days or more past due. Real estate owned consists of real estate acquired through foreclosure, real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(3)	Non-performing loans consist of non-accrual loans and loans that are 90 or more days past due and still accruing.

As of September 30, 2021, the allowance for loan losses was $783,000, or 0.81% of total loans, compared with $870,000, or 0.88% of total loans as of December 31, 2020. The decrease in the allowance is due primarily to a decrease in qualitative factors related to COVID-19 and current economic conditions, including, but not limited to, the decreased unemployment rate for Lake County, Illinois, and Kenosha County, Wisconsin.

We established a short-term loan modification program, allowing the deferral of scheduled payments for a 90-day period beginning in April 2020. Modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief were not considered TDRs. Borrowers who were considered current were ones whose loans were less than 30 days past due on their contractual payments at the time the modification was entered. We modified 50 loans with unpaid balances of $9.7 million between March 2020 and September 2021. As of September 30, 2021, two loans remain in deferral with unpaid balances of $127,000, consisting of 1-4 family residential mortgage loans. These deferrals remained within the CARES Act and the March 2020 interagency guidance and were not considered TDRs.

Capital Adequacy

Our consolidated equity was $45.9 million and $46.7 million as of September 30, 2021 and December 31, 2020, respectively. The decrease from December 31, 2020 was primarily driven by a reduction in the unrealized gains (losses) on securities available-for-sale, net of tax of $780,000.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under accounting principles generally accepted in the United States of America, regulatory reporting requirements and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, common equity Tier 1 capital to total risk-weighted assets and of Tier I capital to average assets, as such individual components and calculations are defined by related standards.

As of September 30, 2021, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category. On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9% subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. In April 2020, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold will increase to 8.5% in 2021 and return to 9% in 2022. The Bank elected to begin using CBLR for the first quarter of 2020. Management believes, as of September 30, 2021, that the Bank met all capital adequacy requirements to which it was subject. The Bank's Tier 1 capital to Average Assets was 18.33% and 18.41% at September 30, 2021 and December 31, 2020, respectively.

MARKET AND LIQUIDITY RISK MANAGEMENT

Management’s objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, long, investment, borrowing, and capital policies. The Bank’s Asset Liability Management Committee (“ALCO”) is charged with the responsibility of monitoring these policies, which are designed to ensure an acceptable asset/liability composition. Two critical areas of focus for ALCO are interest rate risk and liquidity risk management.

Interest Rate Risk Management

In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates interest rate risk so that the Bank can meet customer demands for various types of loans and deposits. Measurements used to help manage interest rate sensitivity include an earnings simulation model and an economic value of equity (“EVE”) model.

Earnings simulation. Management believes that interest rate risk is best estimated by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and other factors in order to produce various earnings simulations and estimates. To help limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income from gradual changes in interest rates. For changes up or down in rates from management’s flat interest rate forecast over the next 12 months, policy limits for net interest income variances are as follows:

●	+/- 20% for a gradual change of 400 basis points
●	+/- 15% for a gradual change of 300 basis points
●	+/- 10% for a gradual change of 200 basis points
●	+/- 8% for a gradual change of 100 basis points

At September 30, 2021, the earnings simulation model indicated that the Bank was in compliance with the policy guidelines noted above.

Economical Value of Equity. EVE measures the extent that the estimated economic values of our assets, liabilities, and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities, and off-balance sheet items, which establishes a base case EVE. In contract with our earnings simulation model, which evaluates interest rate risk over a 12-month timeframe, EVE uses a terminal horizon which allows for the re-pricing of all assets, liabilities, and off-balance sheet items. Further, EVE is measured using values as of a point in time and does not reflect any actions that ALCO might take in responding to or anticipating changes in interest rates, or market and competitive conditions. To help limit interest rate risk, we have stated policy guidelines for an instantaneous basis point change in interest rates, such that our EVE should not decrease from our base case by more than the following:

●	+/- 20% for a gradual change of 400 basis points
●	+/- 15% for a gradual change of 300 basis points
●	+/- 10% for a gradual change of 200 basis points
●	+/- 5% for a gradual change of 100 basis points

At September 30, 2021, the EVE model indicated that the Bank was in compliance with our policy guidelines noted above.

Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in marketing interest rates, and other economic and market factors, including market perceptions. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types of assets and liabilities may lag behind changes in general rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as interest rate caps and floors) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates or economic stress, which may differ across industries and economic sectors. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios in seeking satisfactory, consistent levels of profitability within the framework of the Bank’s established liquidity, loan, investment, borrowing, and capital policies.

Liquidity Risk Management

Liquidity management involves meeting the present and future financial obligations of the Bank with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in other banks, federal funds sold, and unencumbered securities classified as available for sale. At September 30, 2021, liquid assets totaled $163.3 million, or 62.83% of total assets and 76.34% of total liabilities.

Securities provide a constant source of liquidity through paydowns and maturities. We maintain short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity and the Bank’s membership with the FHLB also provides a source of borrowings with numerous rate and term structures.

Management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result, w believes we maintain overall liquidity sufficient to satisfy our depositors’ requirements and meets the credit needs of our clients’ during this period of uncertain economic conditions related to the COVID-19 pandemic. Management will continue to closely monitor our liquidity as these conditions change.

For the nine-months ended September 30, 2021, cash provided from operations was $277,000, compared to $4.0 million for the nine-months ended September 30, 2020. Investing activities provided (used) $(8.5) million and $2.1 million, while financing activities provided $19.1 million and $1.9 million for the same periods.

Off-Balance Sheet arrangement, commitments, contingencies and contractual obligations

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of the Bank.

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At September 30, 2021 and December 31, 2020, outstanding commitments to originate loans were as follows:

	September 30,	December 31,
	2021	2020

	(Dollars in thousands)
Total commitments	$5,694	$5,156

Concentrations of Credit Risk

The Bank generally originates single-family residential loans within its primary lending area which is Waukegan, Illinois and the surrounding area. The Bank’s underwriting policies require such loans to be made at approximately 80% loan-to-value, based upon appraised values, unless private mortgage insurance is obtained, or the loan is guaranteed by the government. These loans are secured by the underlying properties.

The Bank maintains its cash in deposit accounts at the Federal Reserve Bank or other institutions, the balances of which may exceed federally insured limits. The Bank has not experienced any losses in such accounts. The Bank believes it is not exposed to any significant credit risk on cash and cash equivalents.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and the accompanying notes presented elsewhere in this document have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. Unlike most operating companies, virtually all of our assets and liabilities are monetary in nature. The impact of inflation is reflected in the increased cost of operations. As a result, interest rates have a greater impact on our performance than inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

CHANGES IN ACCOUNTING PRINCIPLES

For information regarding recent accounting pronouncements, see “Recent Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 3 is set forth in Item 2 under the caption “MARKET AND LIQUIDITY RISK MANAGEMENT” and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. An evaluation of the effectiveness of our disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of the management of North Shore MHC., including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not presently involved in any legal proceedings of a material nature. From time to time, we are subject to various legal actions arising in the normal course of our business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors relevant to our operations as described in our Prospectus filed on November 12, 2021 beginning on page 16, “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1

Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Steven G. Lear, President and Chief Executive Officer.

31.2

Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Carissa H. Schoolcraft, Chief Financial Officer.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen G. Lear, Chairman, President and Chief Executive Officer, and Carissa H. Schoolcraft, Chief Financial Officer*

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	LAB XBRL Taxonomy Extension Label Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The certifications attached as Exhibit 32.1 to this quarterly report on Form 10-Q is “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTS BANCORP, INC.

Dated: December 23, 2021	By:	/s/ Stephen G. Lear
Stephen G. Lear
Chief Executive Officer
(Principal Executive Officer)

Dated: December 23, 2021	By:	/s/ Carissa H. Schoolcraft
Carissa H. Schoolcraft
Chief Financial Officer
(Principal Financial Officer)