Form 10-K
period 2021-12-31
NSTS Bancorp, Inc.
filed 2022-03-22
CIK 1881592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-41232

NSTS BANCORP, INC.

(Exact name of the registrant as specified in its charter)

Delaware	87-2522769
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

700 S. Lewis Ave., Waukegan, Illinois	60085
(Address of principal executive offices)	(Zip Code)

(847) 336-4430

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 share	NSTS	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                             ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                                                  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: At June 30, 2021, there were no publicly issued shares of common stock, as such, there was no market value.

As of March 15, 2022, the Registrant had 5,397,959 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its Annual Meeting of Stockholders, scheduled to be held May 25, 2022, are incorporated by reference into Part III of this Form 10-K.

Auditor Name: Plante & Moran, PLLC         Auditor Location: Chicago, Illinois         Auditor Firm ID: 166

Explanatory Note

NSTS Bancorp, Inc. was formed to serve as the stock holding company for North Shore Trust and Savings (the “Bank”) in connection with the conversion of North Shore Trust and Savings, NSTS Financial Corporation and North Shore MHC, into the stock form of organization, which was completed on January 18, 2022. As of December 31, 2021, the conversion had not yet been completed and NSTS Bancorp, Inc. had not conducted any business activities other than organizational activities. As of December 31, 2021, NSTS Bancorp, Inc. had received $87.3 million from potential investors in connection with the stock offering. These funds were held in a deposit account at the Bank. Accordingly, the audited financial statements, as well as other financial information at or prior to January 18, 2022, contained in this Annual Report on Form 10-K relate solely to the consolidated financial results of North Shore MHC and its consolidated subsidiaries, NSTS Financial Corporation and North Shore Trust and Savings.

PART I

Item 1. Business

Forward-Looking Statements

This filing contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are different than expected;

●

conditions relating to the COVID-19 pandemic, or other infectious disease outbreaks, including the severity and duration of the associated economic slowdown, either nationally or in our market areas, that are worse than expected;

●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

●	our ability to access cost-effective funding;

●

major catastrophes such as tornadoes, floods or other natural disasters, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;

●	further data processing and other technological changes that may be more difficult or expensive than expected;

●	success or consummation of new business initiatives may be more difficult or expensive than expected;

●	the inability of third-party service providers to perform;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;

●	our ability to continue to implement our business strategies;

●	competition among depository and other financial institutions;

●

inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to manage market risk, credit risk and operational risk in the current economic conditions;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●

our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

●	changes in consumer spending, borrowing and savings habits;

●

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	our ability to hire and retain key employees; and

●	our compensation expense associated with equity allocated or awarded to our employees.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

NSTS Bancorp, Inc.

NSTS Bancorp, Inc. is a Delaware corporation which was incorporated in September 2021. As a savings and loan holding company, NSTS Bancorp, Inc. is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). NSTS Bancorp, Inc. was formed to serve as the stock holding company for North Shore Trust and Savings (the “Bank”) in connection with the conversion of North Shore Trust and Savings, NSTS Financial Corporation and North Shore MHC (collectively, the “Company,” “we” or “our”), into the stock form of organization, which was completed on January 18, 2022. As of December 31, 2021, the conversion had not yet been completed and NSTS Bancorp, Inc. had no assets or liabilities and had not conducted any business activities other than organizational activities. Since the conversion in January, other than holding the common stock of North Shore Trust and Savings, NSTS Bancorp, Inc. retained approximately 50% of the net cash proceeds of the stock offering, made a loan to the employee stock ownership plan of North Shore Trust and Savings, and has not engaged in any other business activities to date. NSTS Bancorp Inc.’s executive offices are located at 700 S. Lewis Ave., Waukegan, Illinois 60085, and its telephone number is (847) 336-4430.

NSTS Bancorp, Inc. completed its stock offering in connection with the conversion on January 18, 2022. NSTS Bancorp, Inc. sold 5,290,000 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $52.9 million. In connection with the conversion, it also issued 107,959 shares of common stock and $150,000 in cash to NSTS Charitable Foundation, Inc. Shares of NSTS Bancorp, Inc.’s common stock began trading on January 19, 2022 on The Nasdaq Capital Market under the trading symbol “NSTS.”

NSTS Bancorp, Inc., as the holding company of North Shore Trust and Savings, is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies.  We currently have no agreements to acquire other financial institutions or financial services companies, although we may determine to do so in the future.

NSTS Bancorp, Inc.’s cash flow depends on earnings from the investment of the net offering proceeds and from any dividends it receives from North Shore Trust and Savings.  North Shore Trust and Savings is subject to regulatory limitations on the amount of dividends that it may pay.  Initially, NSTS Bancorp, Inc. will not own or lease any property, but instead pays North Shore Trust and Savings for the use of its premises, furniture and equipment.  We employ as officers of NSTS Bancorp, Inc. only persons who are officers of North Shore Trust and Savings. However, we use the support staff of North Shore Trust and Savings from time to time.  We pay North Shore Trust and Savings for the time devoted to NSTS Bancorp, Inc. by employees of North Shore Trust and Savings; however, these individuals are not separately compensated by NSTS Bancorp, Inc.  NSTS Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

North Shore Trust and Savings

North Shore Trust and Savings, a federally-chartered stock savings institution, was established in 1921 as North Shore Building and Loan, an Illinois-chartered institution. The Bank is a wholly owned subsidiary of NSTS Bancorp, Inc., and operates as a traditional savings institution focused primarily on serving the banking needs of customers in our market area of Lake County, Illinois and adjacent communities. We operate from our headquarters and main banking office in Waukegan, Illinois, as well as two additional full-service branch offices located in Waukegan and Lindenhurst, Illinois, respectively. We have a loan production office in Chicago, Illinois. Our primary business activity is attracting deposits from the general public and using those funds to originate one- to four-family residential mortgage loans and purchase investments. We are subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”).

Conversion of North Shore MHC

Pursuant to the conversion, North Shore MHC converted from the mutual holding company to the stock holding company corporate structure. Upon the completion of the conversion on January 18, 2022, North Shore MHC and NSTS Financial Corporation ceased to exist, and the Bank became a wholly owned subsidiary of NSTS Bancorp, Inc.

Our Business and Franchise

For 100 years, we have served Lake County, Illinois and the surrounding communities. We have established deep ties to the community and developed customer relationships which have spanned generations. We pride ourselves in matching our products and services to the needs of the community.

North Shore Trust and Savings is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are customer deposits, repayments of loans, maturities of investments and funds borrowed from outside sources such as the FHLB of Chicago (“FHLB”). These funds are primarily used for the origination of loans, including one- to four-family residential first mortgage loans, commercial real estate mortgage loans, multi-family residential mortgage loans and consumer loans. North Shore Trust and Savings derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. We invest in bank owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. BOLI also generally provides us noninterest income that is non-taxable. North Shore Trust and Savings’ primary expenses are interest expense on deposits and borrowings and general operating expenses.

We are an active originator of residential home mortgage loans in our market area. North Shore Trust and Savings is a traditional thrift institution with an emphasis on long-term one- to four-family residential first mortgage loans secured by residences located in our traditional market area centered in Waukegan, Illinois. As of December 31, 2021, $88.0 million, or 91.2% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. Our business strategy is to enhance our products and services, continue to focus on long-term one- to four-family residential first mortgage loans, and to increase our holdings of commercial real estate and multi-family residential real estate loans. Commercial real estate loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to one- to four-family residential mortgage loans.

Our headquarters office is located at 700 S. Lewis Avenue, Waukegan, Illinois, and our telephone number is (847) 336-4430. We maintain a website at www.northshoretrust.com, and we provide our customers with on-line banking services. Information on our website should not be considered a part of this filing.

Market Area and Competition

We are headquartered in Waukegan, Illinois. In addition to our main office, we have two additional full service offices in Waukegan and Lindenhurst, Illinois, respectively, and one loan production office in Chicago, Illinois. We currently are evaluating sites for up to three additional loan production branch offices in surrounding communities to be established over the next few years.

Our market area consists of Lake County and Cook County which are located in Illinois, and Kenosha County which is located in Wisconsin. The largest employers in Lake County are pharmaceutical and healthcare companies, including Abbott Laboratories, AbbVie, and Baxter International. The largest employers in Cook County are government entities, including the U.S. Government, Chicago Public Schools, and the City of Chicago. Kenosha County’s largest employers include Amazon, Uline, and Snap-on. Overall, Lake, Cook, and Kenosha counties have a diversified employment base which helps to maintain a relatively stable economy.

We face significant competition in originating loans and attracting deposits. This competition stems primarily from credit unions, commercial banks, other savings banks and savings associations, and mortgage-banking companies. Many of the financial service providers operating in our market area are significantly larger and have greater financial resources than we do. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

General. As of December 31, 2021, our net loan portfolio totaled $96.5 million or 28.3% of total assets. Our principal lending activity has been the origination of loans collateralized by one- to four-family residential real estate loans located in our market area. We also originate commercial real estate, multi-family residential mortgage loans and consumer loans, consisting of loans secured by deposits at North Shore Trust and Savings and other collateral and unsecured personal loans.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2021		2020
	Amount	%	Amount	%
	(Dollars in thousands)
First mortgage loans:
One- to four-family residential	$88,028	91.22%	$87,198	88.38%
Multi-family	3,497	3.62%	5,736	5.82%
Commercial real estate	4,604	4.77%	5,340	5.41%
Total first mortgage loans	96,129		98,274
Consumer loans	372	0.39%	385	0.39%
Total loans	96,501	100.00%	98,659	100.00%
Net deferred loan costs	812		666
Allowance for loan losses	(779)		(870)
Total loans, net	$96,534		$98,455

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2021, before giving effect to net deferred loan costs and the allowance for loan losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One- to Four-
	Family Residential	Multi-Family Residential	Commercial Real Estate	Consumer	Total
	(Dollars in thousands)
Amounts due after December 31, 2021 in:
One year or less	$328	$—	$—	$33	$361
After one year through two years	147	—	274	26	447
After two years through three years	216	—	46	8	270
After three years through five years	809	—	—	280	1,089
After five years through ten years	5,279	—	203	21	5,503
After ten years through 15 years	18,027	376	3,275	—	21,678
After 15 years	63,222	3,121	806	4	67,153
Total	$88,028	$3,497	$4,604	$372	$96,501

The following table shows the dollar amount of our loans as of December 31, 2021, due after December 31, 2022, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or	Total at
	Fixed-Rate	Adjustable-Rate	December 31, 2021
	(Dollars in thousands)
One- to four-family residential	$76,909	$10,791	$87,700
Multi-family residential	—	3,497	3,497
Commercial real estate	453	4,151	4,604
Consumer	69	270	339
Total	$77,431	$18,709	$96,140

The following table shows the dollar amount of our loans as of December 31, 2020, due after December 31, 2021 which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or	Total at
	Fixed-Rate	Adjustable-Rate	December 31, 2020
	(Dollars in thousands)
One- to four-family residential	$70,962	$14,641	$85,603
Multi-family residential	—	5,737	5,737
Commercial real estate	1,056	4,284	5,340
Consumer	49	230	279
Total	$72,067	$24,892	$96,959

Loan Originations, Participations and Sales. Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. One- to four-family residential mortgage loan applications and consumer loan applications are taken at any of North Shore Trust and Savings’ branch offices or customers may submit an application on-line. Applications for other loans typically are taken personally by one of our loan officers, although they may be received by a branch office initially and then referred to a loan officer. All loan applications are processed and underwritten centrally at our branch office located in Lindenhurst, Illinois.

Our one- to four-family residential first mortgage loans are written on standardized documents used by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”). Our underwriting standards generally require that new one- to four-family residential mortgage loans conform to secondary market standards but a portion of our one- to four-family residential mortgage loans are considered “non-conforming” due to factors such as the borrower’s job status or income, the condition or age of the residence or other factors. For loans which are secured by real estate, property valuations are undertaken by an independent third-party appraiser approved by our board of directors.

Consistent with our interest rate risk strategy, we have sold, on a servicing released basis a significant portion of our fixed rate one- to four-family residential mortgage loans. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans choosing the strategy that is most advantageous to us from a profitability and risk management standpoint.

In addition to originating loans, although we have not previously purchased participation interests in commercial real estate mortgage loans, we will consider purchasing such participation interests in modest amounts from other financial institutions in our market area. Such participations will be reviewed for compliance with our underwriting criteria before they are purchased. We will actively monitor the performance of such loans made in the future through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower.

Loan Originations and Sales

The following table shows our total loans originated, sold and repaid during the periods indicated.

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Loan originations:
One- to four-family residential	$43,719	$52,674
Multi-family residential	—	—
Commercial real estate	1,390	3,527
Consumer	70	334
Total loan originations	$45,179	$56,535
Loans sold	21,170	36,476
Loan principal repayments	27,848	17,534
Total loans sold and principal repayments	$49,018	$54,010
Increase or (decrease) due to other items, net(1)	50	(497)
Net increase (decrease) in loans, net and loans held for sale	$(3,789)	$2,028

(1)         Other items consist of deferred fees, the change in allowance for loan losses and the transfer of loans to real estate owned.

One- to Four-Family Residential Mortgage Lending. One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area. As of December 31, 2021, $88.0 million, or 91.2% of our total loan portfolio, consisted of one- to four-family residential mortgage loans.

Applications for one-to four-family residential mortgage loans are accepted at any of our banking offices for processing, which consists primarily of obtaining all documents required to complete the underwriting, which includes making a determination whether the loan meets our underwriting standards. While our one- to four-family residential first mortgage loans are written on standardized documents used by Freddie Mac and Fannie Mae, our underwriting standards do not require that new one- to four-family residential mortgage loans conform to secondary market standards. A small portion of our one- to four-family residential mortgage loans are considered “non-conforming”, due to factors such as the borrower’s job status or income, the condition or age of the residence or other factors and are not readily saleable into the secondary mortgage market. We currently originate fixed-rate, fully amortizing mortgage loans with maturities up to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial three or five years and then adjusts annually. As of December 31, 2021, approximately 12.3% of our one- to four-family residential mortgage loans maturing after December 31, 2022 were ARM loans. Our ARM loans have a cap on any increase or decrease in the interest rate of up to 2% at any adjustment date and a 5% cap above or below the initial interest rate over the life of the loan. The interest rate on our ARM loans is based on the one-year Treasury or SOFR.

Although adjustable-rate one- to four-family residential real estate loans may reduce our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. As a result, the effectiveness of adjustable-rate one- to four-family residential real estate loans in compensating for changes in market interest rates may be limited during periods of rapidly rising interest rates.

We underwrite one- to four-family residential mortgage loans with loan-to-value ratios which generally do not exceed 97% in the case of ARM loans and 95% in the case of fixed-rate loans, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value of the secured property. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties securing one- to four-family first mortgage loans. Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property. Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in portfolio and we generally exercise our rights under these clauses.

Multi-Family Residential and Commercial Real Estate Lending. As of December 31, 2021, our commercial real estate and multi-family residential loans amounted to an aggregate of $8.1 million, or 8.4% of our total loan portfolio at such date. We plan to moderately increase our emphasis on commercial real estate loans and multi-family residential real estate loans as they generally have shorter terms to maturity, improving North Shore Trust and Savings’ interest rate risk profile, and provide higher yields than one- to four-family residential mortgage loans.

At December 31, 2021, our multi-family residential mortgage loans amounted to $3.5 million, or 3.6% of the total loan portfolio. Our multi-family residential mortgage loans, which are underwritten and approved in a manner consistent with our commercial real estate loans, are secured by residential properties with more than four units or secured by multiple one- to four-family residential properties located in our market area. At December 31, 2021, our largest multi-family residential mortgage loan was a $912,000 loan secured by various one- to four-family investment homes and one multi-family apartment building located in Waukegan and North Chicago, Illinois, and was performing in accordance with its terms. At December 31, 2021, we had a total of 10 multi-family residential mortgage loans and the average size of our multi-family residential mortgage loans was approximately $350,000.

Our commercial real estate loan portfolio amounted to $4.6 million, or 4.8% of the total loan portfolio, at December 31, 2021. These commercial real estate loans included 14 loans secured primarily by investor properties, which include multiple one- to four-family residences. Additionally, North Shore Trust and Savings has two commercial real estate loans secured by retail frontage. At such date, the average commercial real estate loan size was $329,000. The five largest commercial real estate loans outstanding were $1.9 million, $1.3 million, $323,000, $248,000 and $200,000, and all of such loans were paying in accordance with all their contractual terms.

Although terms for commercial real estate and multi-family residential loans vary, our underwriting standards generally allow for terms not exceeding 30 years and loan-to-value ratios of not more than 75%. Interest rates are typically adjustable, based upon designated market indices such as The Wall Street Journal prime rate, or fixed-rate, and fees are charged to the borrower at the origination of the loan. The actual lives of such loans generally are less than their contractual terms to maturity due to prepayments and re-financings. Generally, we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family residential loans.

Commercial real estate and multi-family residential lending involve a greater degree of risk than one- to four-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions of rental housing units, office and retail space and other commercial space in the project’s market area. We attempt to minimize these risks for loans we originate by soliciting loans from businesses with existing operating performance. We also use conservative debt coverage ratios in our underwriting, and periodically monitor the operation of the business or project and the physical condition of the property. At December 31, 2021, none of our commercial real estate or multi-family loans were delinquent more than 30 days, nor were any on non-accrual. We have had no charge-offs of commercial real estate and multi-family residential loans for the years ended December 31, 2021 and 2020.

Various aspects of commercial real estate and multi-family residential transactions are evaluated in an effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, we impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 1.25x in the case of commercial real estate and multi-family residential loans. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property’s market value and are reviewed by us prior to the closing of the loan.

Consumer Lending. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $372,000, or 0.4%, of our total loan portfolio at December 31, 2021. At December 31, 2021, our consumer loans were comprised of loans secured by deposits, auto loans and unsecured personal loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. For the year ended December 31, 2021, we charged off a $99,000 unsecured consumer loan because it was six months past due but our collection efforts are continuing. There were no consumer charge-offs during the year ended December 31, 2020.

Loan Approval Procedures and Authority. Our board of directors establishes North Shore Trust and Savings’ lending policies and procedures. Our Loan Policy is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our Board of Directors.

Various officers or combinations of officers of North Shore Trust and Savings have the authority within specifically identified limits to approve new loans. As of December 31, 2021, the maximum loan amount that may be approved by an individual officer is $553,100, which is consistent with secondary market limits for conforming loans. Loans up to $750,000 are reviewed by our management loan committee, with a minimum of two members’ approval. Our board level loan committee has authority to approve loans up to $2.0 million. All other loans must be approved by the board of directors of North Shore Trust and Savings.

Asset Quality

General. One of our key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new originations which we believe are sound, we are proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans.

When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made within 30 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed, and additional efforts are made to collect the deficiency. All loans which are designated as “special mention,” substandard, doubtful or delinquent 90 days or more are reported to the board of directors of North Shore Trust and Savings on a monthly basis.

We stop accruing interest on loans (“non-accrual” loans) at the time the loan is 90 days past due unless the credit is adequately collateralized and in process of collection. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

Property acquired through foreclosure is initially recorded at fair value at the date of acquisition, which is fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is a further deterioration in value, we charge earnings for the diminution in value. Our policy is to obtain an appraisal on real estate subject to foreclosure proceedings prior to the time of foreclosure. We obtain re-appraisals on a periodic basis, generally on at least an annual basis, on foreclosed properties. We also conduct inspections on foreclosed properties.

We account for our impaired loans in accordance with generally accepted accounting principles. Loans are reviewed on a regular basis. Loans are listed on the “watch/special mention list” where management has some concern that the collateral or debt service ability may not be adequate, although the collectability of the contractual loan payments is still probable. If a loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. As of December 31, 2021, and 2020, loans identified as impaired and individually evaluated for impairment, amounted to $1.1 million and $2.5 million, respectively.

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, consistent with federal banking regulations, as a part of our credit monitoring system. We currently classify problem and potential problem assets as “special mention,” “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allocations, have not been allocated to specific problem assets. When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required to charge off such amount.

Our allowance for loan losses includes a portion which is allocated by type of loan, based primarily upon our periodic reviews of the risk elements within the various categories of loans. The specific components relate to certain impaired loans. The general components cover non-classified loans and are based on historical loss experience adjusted for qualitative factors in response to changes in risk and market conditions. Our management believes that, based on information currently available, the allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of the allowance for loan losses may become necessary.

We review and classify loans on no less frequently than a quarterly basis and our board of directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. At December 31, 2021, we had no loans classified as “doubtful” or “loss,” $102,000 of loans classified as “substandard” and $45,000 of loans designated as “special mention.”

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The federal banking agencies have adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, its allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. As of December 31, 2021, our loans which were classified as TDRs and were on accrual status and not more than 90 days past due amounted to $1.0 million. All of such TDRs were performing in accordance with their restructured terms at December 31, 2021 and 2020.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	31-89 Days	90 Days or
	Past Due	Greater Past		Total Past		Total
	and	Due and		Due and		Loan
	Accruing	Accruing	Non-Accrual	Non-Accrual	Current	Balance
	(Dollars in thousands)
December 31, 2021
One- to four-family residential	$—	$41	$102	$143	$87,885	$88,028
Multi-family	—	—	—	—	3,497	3,497
Commercial real estate	—	—	—	—	4,604	4,604
Consumer	—	—	—	—	372	372
Total	$—	$41	$102	$143	$96,358	$96,501
December 31, 2020
One- to four-family residential	$—	$75	$280	$355	$86,843	$87,198
Multi-family	—	—	—	—	5,736	5,736
Commercial real estate	—	—	—	—	5,340	5,340
Consumer	99	—	—	99	286	385
Total	$99	$75	$280	$454	$98,205	$98,659

The following table sets forth the amounts of our classified loans at the dates indicated. There was no related specific valuation allowance in the allowance for loan losses on our classified loans at December 31, 2021 and 2020.

	At December 31,
	2021	2020
	(Dollars in thousands)
Substandard loans	$102	$280
Doubtful loans	—	—
Loss loans	—	—
Total classified loans	$102	$280

In addition to classified loans, our other real estate owned, (“OREO”) was classified as substandard. There were no OREO properties as of December 31, 2021 and 2020.

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and real estate owned at the dates indicated, and our performing TDRs.

	At December 31,
	2021	2020
	(Dollars in thousands)
Non-accruing loans:
One-to four-family residential	$102	$280
Multi-family residential	—	—
Commercial real estate	—	—
Consumer	—	—
Total non-accruing loans	$102	$280
Accruing loans 90 days or more past due:
One-to four-family residential	41	75
Multi-family residential	—	—
Commercial real estate	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	41	75
Total non-performing loans	143	355
Other real estate owned	—	—
Total non-performing assets	143	355
Performing troubled debt restructurings	1,035	1,824
Total non-performing assets and performing TDRs	1,178	2,179
Total loans outstanding	$96,501	$98,659
Total assets outstanding	$340,515	$242,219
Total non-accruing loans as a percentage of total loans outstanding	0.11%	0.28%
Total non-performing loans as a percentage of total loans outstanding	0.15%	0.36%
Total non-performing loans as a percentage of total assets	0.04%	0.15%
Total non-performing assets as a percentage of total assets	0.04%	0.15%

CARES Act. Under the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief will not be considered troubled debt restructurings. We administered loan payment modification requests on a case-by-case basis. Since the beginning of the program, through December 31, 2021, we modified 50 loans with principal balances totaling $9.7 million. At December 31, 2021, all of our COVID-19 modifications were in repayment.

Allowance for Loan Losses. The following table shows changes in our allowance for loan losses during the periods presented.

	At or for the Year Ended
	December 31,
	2021	2020
	(Dollars in thousands)
Total loans outstanding at end of period	$96,501	$98,659
Total non-accrual loans at end of period	102	280
Total non-performing loans at end of period	143	355
Total average loans outstanding	96,843	101,491
Allowance for loan losses, beginning of period	870	389
Provision for loan losses	(23)	464
Charge-offs:
One-to four-family residential	—	—
Multi-family residential	—	—
Commercial real estate	—	—
Consumer	99	—
Total charge-offs	$99	$—
Recoveries on loans previously charged-off:
One-to four-family residential	$(31)	$(17)
Multi-family residential	—	—
Commercial real estate	—	—
Consumer	—	—
Total recoveries	$(31)	$(17)
Net charge-offs (recoveries)	$68	$(17)
Allowance for loan losses, end of period	$779	$870
Allowance for loan losses as a percent of non-performing loans	544.76%	245.07%
Allowance for loan losses as a percent of total loans outstanding	0.81%	0.88%
Allowance for loan losses as a percent of total non-accrual loans	763.73%	310.71%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	-0.02%

The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, national and local economic conditions and industry experience. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. At December 31, 2021, and 2020, our allowance for loan losses amounted to $779,000 and $870,000 respectively. In our evaluation of the allowance for loan losses in 2021 and 2020, particular consideration was given to the continuing economic impact of the COVID-19 pandemic. The establishment of the allowance for loan losses is significantly affected by uncertainties and management judgment and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require North Shore Trust and Savings to make additional provisions for estimated loan losses based upon judgments different from those of management.

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	At December 31,
	2021			2020
		Percent	Percent of		Percent of	Percent of
		of Allowance	Loans in		Allowance	Loans in
	Amount of	to Total	Category to	Amount of	to Total	Category to
	Allowance	Allowance	Total Loans	Allowance	Allowance	Total Loans
	(Dollars in thousands)
One-to four-family residential	$675	86.65%	91.22%	$798	91.72%	88.38%
Multi-family residential	69	8.86%	3.62%	29	3.33%	5.82%
Commercial real estate	25	3.21%	4.77%	38	4.37%	5.41%
Consumer	10	1.28%	0.39%	5	0.58%	0.39%
Total	$779	100.00%	100.00%	$870	100.00%	100.00%

Securities Available for Sale

We have authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, time deposits at federally insured banks and savings institutions, corporate debt obligations and federal funds. Our investment strategy is established by the board of directors.

	At December 31,
	2021		2020
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Securities available-for-sale
Mortgage-backed securities	$42,501	$42,148	$42,232	$43,094
U.S. Government and agency obligations	10,058	10,053	7,011	7,147
Municipal obligations	17,591	18,000	10,480	10,980
Collateralized mortgage obligations	30,913	30,749	19,931	20,399
Total securities available-for-sale	$101,063	$100,950	$79,654	$81,620

The investment policy is designed primarily to manage the interest rate sensitivity of the assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the lending activities and to provide and maintain liquidity. The current investment policy generally permits investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the FHLB of Chicago. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”).

As of December 31, 2021, our securities available-for-sale portfolio totaled $101.0 million, or 29.6% of total assets at such date. The largest component of our investment securities portfolio at December 31, 2021 was investment in pass-through mortgage-backed securities issued by Fannie Mae, Ginnie Mae and Freddie Mac, which amounted to $42.1 million, followed by collateralized mortgage obligations issued by Fannie Mae, Ginnie Mae and Freddie Mac, which amounted to $30.7 million. Our investment in U.S. government and federal agency obligations as of December 31, 2021, were $10.1 million and our investment in municipal obligations as of December 31, 2021, were $18.0 million.

Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government.

Investments in mortgage-backed securities involve the risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Investment securities are classified at the time of acquisition as securities available for sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances. Held-to-maturity securities are accounted for based upon the amortized cost of the security. Available-for-sale securities can be sold at any time based upon needs or market conditions. Available-for-sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. At December 31, 2021, all securities were classified as securities available for sale. At December 31, 2021, we had no investments in a single issuer other than securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which had an aggregate book value in excess of 10% of our stockholders’ equity.

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2021. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities have been included in based on average remaining life. The below yields represent tax equivalent yield.

	Amounts at December 31, 2021, Which Mature In
		After One	After Five
	One Year	through Five	through 10	Over 10
	or Less	Years	Years	Years	Total
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$356	$29,375	$12,417	$—	$42,148
U.S. Government and agency obligations	—	5,587	4,466	—	10,053
Municipal obligations	1,631	3,941	2,244	10,184	18,000
Collateralized mortgage obligations	1,064	16,097	11,976	1,612	30,749
Total	$3,051	$55,000	$31,103	$11,796	$100,950
Weighted average yield:
Mortgage-backed securities	1.26%	1.08%	1.45%	N/A	1.19%
U.S. Government and agency obligations	N/A	2.05	1.20	N/A	1.66
Municipal obligations	3.48	2.95	2.90	2.40	2.68
Collateralized mortgage obligations	2.11	1.41	1.63	2.26	2.56
Total weighted average yield	2.75%	1.40%	1.58%	2.38%	1.61%

The following table sets forth the composition of our investment securities portfolio at each of the dates indicated.

	At December 31,
	2021	2020
	(Dollars in thousands)
Fixed-rate:	$98,000	$78,281
Adjustable-rate:	2,950	3,339
Total securities available for sale	$100,950	$81,620

Investment Activities

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Additionally, we hold interest-bearing deposits at financial institutions throughout the United States. Some of these accounts have balances above the FDIC’s per account insurance limit of $250,000. We monitor that credit risk on a quarterly basis. We also hold funds in the Federal Reserve Bank of Chicago and the FHLB of Chicago.

Sources of Funds

General. Deposits, loan repayments and prepayments, proceeds from investment sales, calls, maturities and pay-downs, cash flows generated from operations and FHLB of Chicago advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and noninterest-bearing, money market, savings and time deposit accounts. As of December 31, 2021, 74.5% of the funds deposited with North Shore Trust and Savings were in core deposits, which are deposits other than time deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas where our branch offices are located. We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

We use traditional means of advertising deposit products, including broadcast and print media and we generally do not solicit deposits from outside our market area. In recent years, we have emphasized the origination of core deposits.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	At December 31,
	2021		2020
	Amount	%	Amount	%
	(Dollars in thousands)
Certificate accounts:
0.00% - 0.99%	$48,022	16.80%	$27,025	14.50%
1.00% - 1.99%	6,617	2.32%	17,326	9.29%
2.00% - 2.99%	17,534	6.14%	22,073	11.84%
3.00% or more	701	0.25%	1,488	0.80%
Total certificate accounts	$72,874	25.51%	$67,912	36.43%
Transaction accounts:
Savings	$50,312	17.62%	$42,251	22.67%
Checking:
Interest-bearing	17,931	6.28%	16,364	8.78%
Noninterest-bearing	99,090	34.69%	9,734	5.22%
Money market	45,414	15.90%	50,143	26.90%
Total transaction accounts	$212,747	74.49%	$118,492	63.57%
Total deposits	$285,621	100.00%	$186,404	100.00%

The following tables show the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	At and for the Year Ended December 31,
	2021			2020
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)
Savings accounts	$45,609	$68	0.15%	$40,638	$97	0.24%
Checking-interest bearing	17,738	8	0.05%	14,461	12	0.08%
Money market	46,985	96	0.20%	51,278	242	0.47%
Time deposit	67,253	768	1.14%	70,188	1,137	1.62%
Total interest-bearing deposits	$177,585	$940	0.53%	$176,565	$1,488	0.84%
Total deposits	$203,618	$940	0.46%	$193,940	$1,488	0.77%

The following table shows, by various interest rate categories and maturities, the amount of time deposit as of December 31, 2021.

	Balance at December 31, 2021
	Maturing in the 12 Months Ending December 31,
Time deposit	2022	2023	2024	2025	Thereafter	Total
	(Dollars in thousands)
0.00% - 0.99	$35,563	$5,877	$1,007	$2,710	$2,865	$48,022
1.00% - 1.99	2,518	2,717	71	1,311	—	6,617
2.00% - 2.99	1,145	6,443	8,430	1,516	—	17,534
3.00% - or more	701	—	—	—	—	701
Total certificate accounts	$39,927	$15,037	$9,508	$5,537	$2,865	$72,874

The following table shows the maturities of our time deposit in excess of the FDIC insurance limit (generally, $250,000) as of December 31, 2021 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in thousands)
March 31, 2022	$1,268	0.55%
June 30, 2022	622	0.25%
September 30, 2022	1,290	0.37%
December 31, 2022	574	0.66%
After December 31, 2022	5,626	1.75%
Total time deposit with balances of $250,000 or more	$9,380	1.23%

The amount of our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit) was $42.5 million and $45.8 million, respectively, at December 31, 2021 and 2020.

Borrowings. Historically, we have not utilized advances from the FHLB of Chicago. During 2020, the FHLB of Chicago offered a $4.0 million advance at a 0% interest rate. The advance matured in May 2021 and was replaced with a $5.0 million advance, also at a 0% interest rate. The advance is collateralized by loans pledged to the FHLB of Chicago and matures on May 23, 2022.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
FHLB of Chicago advances and other borrowings:
Average balance outstanding	$4,616	$879
Maximum amount outstanding at any month-end during the period	5,000	4,000
Balance outstanding at end of period	5,000	4,000
Average interest rate during the period	0.0%	0.0%
Weighted average interest rate at end of period	0.0%	0.0%

As of December 31, 2021, all of our borrowings were short term (maturities of one year or less).

Expense and Tax Allocation

North Shore Trust and Savings has an agreement with NSTS Bancorp, Inc., to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, North Shore Trust and Savings and NSTS Bancorp, Inc. have an agreement that establishes a method for allocating and for reimbursing the payment of their consolidated tax liability.

Employees and Human Capital Resources

At December 31, 2021, we had 35 full-time equivalent employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent. The success of our business is highly dependent on our employees, who provide value to our customers and communities. Our workplace culture provides a set of core values: a concern for others, trust, respect, hard work and a dedication to our customers. We seek to hire well-qualified employees who are also a good fit for our value system.

We believe that our ability to attract and retain top quality employees will be a key to our future success. We recently elevated Nathan E. Walker to President of North Shore Trust and Savings in December 2020 and promoted Carissa H. Schoolcraft to Chief Financial Officer from Controller in April 2021. We expect to continue to assess our management and staffing needs and are likely to add personnel in the future in order to fully implement our business strategy.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic has presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were and remain able to provide a safely distanced working environment for employees performing customer-facing activities, at branches and operations centers. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, and keeping the employee portion of health care premiums to a low amount.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees.

TAXATION

Federal Income Taxation

General. NSTS Bancorp, Inc. and North Shore Trust and Savings are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. North Shore Trust and Savings’ income tax returns have not been audited by a taxing authority during the past five years.

Beginning in 2022, NSTS Bancorp, Inc. will file a consolidated federal income tax return with North Shore Trust and Savings. Any cash distributions made by NSTS Bancorp, Inc. to its stockholders would be treated as cash dividends and not as returns of capital to stockholders for federal and state income tax purposes.

Method of Accounting. For federal income tax purposes, we report income and expenses on the accrual method of accounting and use a December 31 tax year for filing our federal income tax returns.

Bad Debt Reserves. The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to that time, North Shore Trust and Savings was permitted to establish a reserve for bad debts.

Taxable Distributions and Recapture. If North Shore Trust and Savings makes certain non-dividend distributions or ceases to maintain a bank charter, then its pre-1988 reserves remain subject to recapture into taxable income. As of December 31, 2021, the total federal pre-1988 reserve was $0. The reserve reflects the cumulative effects of federal income tax deductions by North Shore Trust and Savings for which no federal income tax provisions have been made.

Corporate Dividends-Received Deduction. NSTS Bancorp, Inc., as an affiliate of North Shore Trust and Savings, will be able to exclude from its income for federal income tax purposes 100% of the dividends received from North Shore Trust and Savings.

State Taxation

NSTS Bancorp, Inc. is subject to Illinois corporate income tax and replacement tax based on its Illinois taxable income and Wisconsin corporate income tax on its Wisconsin taxable income.

SUPERVISION AND REGULATION

General

As a federal savings association, North Shore Trust and Savings is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC as deposit insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which North Shore Trust and Savings may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of stockholders. North Shore Trust and Savings, also, is a member of and owns stock in the FHLB of Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less-than-satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as North Shore Trust and Savings or its holding company, NSTS Bancorp, Inc., from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a savings and loan holding company, NSTS Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. NSTS Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board, the SEC or Congress, could have a material adverse impact on the operations and financial performance of NSTS Bancorp, Inc. and North Shore Trust and Savings.

Set forth below is a brief description of material regulatory requirements that are applicable to North Shore Trust and Savings and NSTS Bancorp, Inc. The description is limited to certain material aspects of the statutes and regulations addressed in this filing, and is not intended to be a complete description of such statutes and regulations and their effects on North Shore Trust and Savings and NSTS Bancorp, Inc.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, a federal savings association may generally invest in mortgage loans secured by residential real estate without an aggregate limit, and commercial business, commercial real estate and consumer loans, certain types of debt securities and certain other assets, subject to overall percentage of assets or capital limits. Federal savings associations are also subject to a “Qualified Thrift Lender Test,” or “QTL Test,” which generally requires that a specified percentage of overall assets be residential mortgages and related investments.

Effective July 1, 2019, the OCC issued a final rule, pursuant to a provision of the Economic Growth Regulatory Relief and Consumer Protection Act (“EGRRCPA”), that permits a federal savings association to elect to exercise national bank powers without converting to a national bank charter. The election is available to federal savings associations that had total consolidated assets of $20 billion or less as of December 31, 2017. North Shore Trust and Savings has not exercised the covered savings association election.

A federal savings association that has exercised the “covered savings association” election generally has the same rights and privileges as a national bank that has its main office in the same location as the home office of the covered savings association. The covered savings association is also subject to the same duties, restrictions, liabilities and limitations applicable to a national bank. A covered savings association retains its federal savings association charter and continues to be subject to the corporate governance laws and regulations applicable to such associations, including as to its bylaws, board of directors and stockholders, capital distributions and mergers.

A covered savings association may make loans to its customers without regard to the lending restrictions applicable to federal savings associations, such as the percentage of capital or assets limits on various types of loans and the QTL Test. However, federal savings associations that have made such an election are subject to the narrower authority of national banks in certain areas such as branching and subsidiary activities in certain respects. A covered savings association may generally not retain any assets, subsidiaries or activities not permitted for national banks.

Applicable regulations authorize a federal association that has exercised the covered savings association election to terminate the election and thereby again operate as a federal savings association that has not made a covered savings association election. We have no current plans to elect to be treated as a covered savings association.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

EGRRCPA required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio,” referred to in this filing as the CBLR, of between 8% and 10% for institutions with assets of less than $10 billion. The community bank leverage is the ratio of a bank’s tangible Tier 1 equity capital to average total consolidated assets and was established by the regulators at 9%. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the CBLR framework on its quarterly call report. The CBLR option was effective January 1, 2020 and is available to institutions with assets of less than $10 billion that meet other specified criteria. The federal banking agencies issued a rule implementing the lower ratio, effective April 23, 2020. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition to the 9% CBLR by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter. A qualifying community bank that exercises the election and has capital equal to or exceeding the applicable percentage is considered compliant with all applicable regulatory capital requirements. Qualifying institutions may elect to utilize the CBLR in lieu of the generally applicable risk-based capital requirements. North Shore Trust and Savings has elected to utilize the CBLR framework.

As of December 31, 2021, North Shore Trust and Savings’ capital exceeded all applicable requirements including the applicable conservation buffer.

CARES Act and CAA, 2021. In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the following:

●

The CARES Act allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. The suspension of certain GAAP requirements is applicable for the entire term of the modification. In addition, the bank regulatory agencies issued interagency guidance stating that banks may presume borrowers are not experiencing financial difficulty for COVID-19 related short-term modifications (i.e., six months or less) granted to loans that were current as of the loan modification program implementation date, therefore supporting these modifications are not required to be classified as TDRs under US GAAP. North Shore Trust and Savings is applying this guidance to qualifying COVID-19 modifications.

●

The CARES Act amended the SBA’s loan program to create a guaranteed, unsecured loan program, the Paycheck Protection Program ("PPP"), to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. The loans are provided through participating financial institutions that process loan applications and service the loans and are eligible for SBA repayment and loan forgiveness if the borrower meets the PPP conditions. The application period for an SBA PPP loan closed on August 8, 2020. The SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders on October 2, 2020. The CAA, which was signed into law on December 27, 2020, renewed and extended the PPP until June 30, 2021. As of December 31, 2021, all loans originated by North Shore Trust and Savings under the PPP have received full forgiveness.

As the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. We continue to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Loans-to-One Borrower. Generally, a federal savings association, including a covered savings association, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2021, North Shore Trust and Savings was in compliance with the loans-to-one borrower limitations.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

●

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

●	the savings association would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

●

the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as North Shore Trust and Savings, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

●	the federal savings association would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

On May 20, 2020, the OCC issued a final rule which would have comprehensively amended and modernized how banks received credit under the Community Reinvestment Act in serving low- and moderate-income individuals and communities. However, on July 20, 2021, the OCC issued a statement that it was rescinding the final rule. Simultaneously with that announcement, the Federal Reserve Board, the OCC and the FDIC announced that the agencies would be working together to jointly strengthen and modernize regulations implementing the Community Reinvestment Act in the future. At this time, no rules have been proposed or finalized, and we are unable to determine what impact, if any, any finalized rule may have on the operations of North Shore Trust and Savings.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. North Shore Trust and Savings received an “Outstanding” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as North Shore Trust and Savings. NSTS Bancorp, Inc. will be an affiliate of North Shore Trust and Savings because of its control of North Shore Trust and Savings. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

North Shore Trust and Savings’ authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

●

not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of North Shore Trust and Savings’ capital.

In addition, extensions of credit in excess of certain limits must be approved by North Shore Trust and Savings’ board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular federal savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Branching. A federal savings association that has elected covered savings association status is subject to the laws and regulations governing the establishment of branches by national banks. Generally, intrastate and interstate branching is authorized to the extent that the law of the state involved authorizes branching for banks that it charters. Such authority is subject to OCC approval for new branches.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including a regulatory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, ceasing receipt of deposits from correspondent banks, dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

As of December 31, 2021, North Shore Trust and Savings met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as North Shore Trust and Savings, generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of North Shore Trust and Savings. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Privacy and Cybersecurity. The Gramm-Leach-Bliley Act, or GLBA, and its implementing regulations issued by federal regulatory agencies require financial institutions (including banks) to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers to non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the GLBA established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. North Shore Trust and Savings currently has a privacy protection policy and security program in place and believes that such policy and program are in compliance with applicable regulations.

Recent cyber-attacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing Internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.

On December 18, 2020, the Federal Reserve Board, the OCC and the FDIC issued a proposed rule that would impose new notification requirements for significant cybersecurity incidents. If adopted without substantial change, the proposed rule would require banking organizations to notify their primary federal regulator promptly, and not later than 36 hours after, the discovery of such incidents termed “computer-security incidents” that are “notification incidents.” This proposed rule would be in addition to existing statutory and regulatory obligations North Shore Trust and Savings has for notification of security incidents, including those prescribed under the Interagency Guidelines Establishing Information Security Standards, federal and state laws and regulations. At this time, the proposed rule has yet to be finalized and we are unable to determine what impact, if any, any finalized rule may have on the operations of North Shore Trust and Savings.

USA PATRIOT Act. North Shore Trust and Savings is subject to the Bank Secrecy Act and USA PATRIOT Act. These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components, (ii) establishment of a “know your customer” program involving due diligence to confirm the identities of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money-laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by a bureau within the Treasury Department, the Financial Crimes Enforcement Network ("FinCEN"), but compliance by individual institutions is overseen by its primary federal regulator.

North Shore Trust and Savings has established appropriate anti-money laundering and customer identification programs. North Shore Trust and Savings also maintains records of cash purchases of negotiable instruments, files reports of certain cash transactions exceeding $10,000 (daily aggregate amount) and reports suspicious activity that might signify money laundering, tax evasion or other criminal activities pursuant to the Bank Secrecy Act. North Shore Trust and Savings otherwise has implemented policies and procedures to comply with the foregoing requirements.

The Treasury Department’s Office of Foreign Assets Control, or OFAC, is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If North Shore Trust and Savings finds a name on any transaction, account or wire transfer that is on an OFAC list, North Shore Trust and Savings must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

On January 1, 2021, Congress passed the Corporate Transparency Act as part of the National Defense Authorization Act, which enacted the most significant overhaul of the anti-money laundering laws since the USA PATRIOT Act. Notable amendments include (i) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by the FinCEN and made available upon request to financial institutions); (ii) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful prosecution of violations of the anti-money laundering laws in any judicial or administrative action brought by the Secretary of the Treasury or the U.S. Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution or compensation to victims) will receive not more than 30% of the monetary sanctions collected and will receive increased protections; (iii) increased penalties for violations of anti-money laundering laws and regulations; (iv) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in China, Russia or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and enforcement powers for the FinCEN. Many of the amendments, including those with respect to beneficial ownership, require the U.S. Department of Treasury and the FinCEN to promulgate rules. On December 7, 2021, FinCEN issued the first of three proposed rules to implement changes to the beneficial ownership requirements and related amendments set forth in the Corporate Transparency Act. At this time, since the other two rules have not yet been issued, we are unable to determine what impact, if any, the finalized rules may have on the operations of North Shore Trust and Savings.

Prohibitions against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted by North Shore Trust and Savings are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of North Shore Trust and Savings also are subject to, among others, the:

●

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

●

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

North Shore Trust and Savings is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions, and such member institutions are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. North Shore Trust and Savings was in compliance with this requirement as of December 31, 2021 based on its ownership of $550,000 in capital stock of the FHLB of Chicago. The stock has no quoted market value and is carried at cost. North Shore Trust and Savings reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB of Chicago’s stock. As of December 31, 2021, no impairment had been recognized.

Holding Company Regulation

NSTS Bancorp, Inc. is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over NSTS Bancorp, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to North Shore Trust and Savings.

As a savings and loan holding company, NSTS Bancorp, Inc.’s activities are limited to those activities permissible by law for financial holding companies (if NSTS Bancorp, Inc. makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. NSTS Bancorp, Inc. has no present intention to make an election to be treated as a financial holding company. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such factors as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

As a savings and loan holding company with less than $3.0 billion in consolidated assets, NSTS Bancorp, Inc. is currently exempt from consolidated regulatory capital requirements.

The Federal Reserve Board has promulgated regulations implementing the “source of strength” doctrine that require holding companies, including savings and loan holding companies, to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of NSTS Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire “control” of a savings and loan holding company, such as NSTS Bancorp, Inc., unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock if the holding company involved has its shares registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or, if the holding company involved does not have its shares registered under the Exchange Act, if no other persons will own, control or hold the power to vote a greater percentage of that class of voting security after the acquisition.

The Federal Reserve Board adopted a final rule, effective September 30, 2020, that revises its framework for determining whether a company, under the Bank Holding Company Act, has a “controlling influence” over a bank or savings and loan holding company.

Federal Securities Laws

NSTS Bancorp, Inc. common stock is registered with the SEC. Accordingly, NSTS Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

Emerging Growth Company Status

NSTS Bancorp, Inc. is an emerging growth company. For as long as NSTS Bancorp, Inc. continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, NSTS Bancorp, Inc. also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We plan to elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

NSTS Bancorp, Inc. could remain an “emerging growth company” for up to five years, or until the earliest of  (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.northshoretrust.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

Subsidiaries

NSTS Bancorp, Inc.'s only subsidiary is North Shore Trust and Savings. The Bank does not have any subsidiaries.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently conduct business from our main office, two full-service branch offices and one loan production office. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at December 31, 2021.

Description/Address	Net Book Value of Property	Amount of Deposits
	(Dollars in thousands)
Main Office:
700 S. Lewis Avenue, Waukegan, Illinois 60085	$693	$217,191
Branch Offices:
1233 N. Green Bay Road, Waukegan, Illinois 60085	978	46,847
3060 W. Sand Lake Road, Lindenhurst, Illinois 60046	3,263	21,583
Total	$4,934	$285,621
Loan Production Offices:
2149 W. Roscoe Street, Chicago, Illinois 60618(1)	N/A	N/A

(1)	The loan production office is leased by North Shore Trust and Savings and does not accept deposits. The lease expired on December 31, 2021 and was renewed through December 31, 2022.

Item 3. Legal Proceedings

We are not presently involved in any legal proceedings of a material nature. From time to time, we are subject to various legal actions arising in the normal course of our business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NSTS Bancorp, Inc.'s common stock is listed on the Nasdaq Capital Market, under the symbol “NSTS”. As of March 15, 2022, there were 5,397,959 shares of our common stock issued and outstanding, which were held by approximately 280 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms). Our common stock began trading on the Nasdaq Capital Market on January 19, 2022, with an initial share price of $10.00 per share.

We do not currently intend to pay cash dividends to our stockholders, and no assurances can be given that any such dividends will be paid in the future. The payment and amount of any dividends will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; and general economic conditions.

We are subject to state law limitations and federal bank regulatory policy on the payment of dividends. Delaware law generally limits dividends to be paid out of capital surplus or, if there is no surplus, out of net profits from the fiscal year in which the dividend is declared, and the preceding fiscal year, subject to certain limitations.

Additionally, Federal Reserve policy could restrict future dividends on our common stock, depending on our earnings and capital position and likely needs. See “Supervision and Regulation – Federal Banking Regulations - Capital Distributions” and "Supervision and Regulation - Holding Company Regulations".

There were no unregistered sales of NSTS Bancorp, Inc.'s common stock during the year ended December 31, 2021. Additionally, there were no repurchases of shares of NSTS Bancorp, Inc.’s common stock during the year-ended December 31, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of the financial condition and results of operations of North Shore MHC, NSTS Financial Corporation and North Shore Trust and Savings for the years ended December 31, 2021 and 2020. The purpose of this discussion is to provide information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview

North Shore Trust and Savings is a community-oriented savings institution headquartered in Waukegan, Illinois. We operate as a traditional thrift relying on the origination of long-term one- to four-family residential mortgage loans secured by property in Lake County, Illinois and surrounding communities. We also originate multi-family and commercial real estate loans and, to a lesser extent, construction, home equity, and consumer loans. We currently operate three full-service banking offices in Lake County, Illinois and one loan production office in Chicago. Our primary sources of funds consist of attracting deposits from the general public and using those funds along with funds from the FHLB of Chicago and other sources to originate loans to our customers and invest in securities. As of December 31, 2021, we had total assets of $340.9 million, including $96.5 million in net loans and $101.0 million of securities available for sale, total deposits of $285.6 million and total equity of $45.2 million. For the year ended December 31, 2021, we had a net loss of $55,000 compared to a net loss of $112,000 for the year ended December 31, 2020.

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

Critical Accounting Policies

In reviewing and understanding financial information for North Shore MHC, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements beginning on page 40 of this filing. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The JOBS Act of 2012 contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses. We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. The allowance for loan losses represents management’s estimate for probable losses that are inherent in our loan portfolio but which have not yet been realized as of the date of our balance sheet. It is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios, and general amounts for historical loss experience. All of these estimates may be susceptible to significant changes as more information becomes available.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management’s initial estimates. In addition, the OCC as an integral part of their examination processes periodically reviews our allowance for loan losses. The OCC may require the recognition of adjustments to the allowance for loan losses based on its judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

COVID-19

In light of the recent events surrounding the COVID-19 pandemic, we are continually assessing the effects of the pandemic on our employees, customers and communities. In March 2020, the CARES Act was enacted. The CARES Act contains many provisions related to banking, lending, mortgage forbearance and taxation. We have been working diligently to help support our customers through the PPP, loan modifications and loan deferrals. As of December 31, 2021, we had funded 40 SBA PPP loans totaling $1.3 million to existing customers and key prospects located primarily in our markets. As of December 31, 2021, all PPP loans were forgiven by the SBA. In addition, during the years ended December 31, 2021 and 2020, we granted loan modifications under the CARES Act generally in the form of three-month deferrals of principal payments and a three-month extension of the maturity date. We handle loan modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic and the related economic slowdown on our customers and their current and projected cash flows through the terms of their respective loans. We believe the customer interaction during this time provides us with an opportunity to broaden and deepen our customer relationships while benefiting the local communities we serve. In total we modified 50 loans with principal balances totaling $9.7 million. As of December 31, 2021, all COVID-19 loan modifications have returned to repayment.

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

	At December 31,
	2021	2020
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Total assets	$340,869	$242,219
Cash and cash equivalents	121,611	31,868
Securities available for sale	100,950	81,620
FHLB of Chicago stock	550	512
Loans receivable, net	96,534	98,455
Total deposits	285,621	186,404
FHLB of Chicago advances	5,000	4,000
Total equity	$45,183	$46,725

Total Assets. Total assets increased $98.7 million, or 40.8%, to $340.9 million at December 31, 2021 compared to $242.2 million at December 31, 2020. The increase is a direct result of an increase in cash and cash equivalents that was funded by deposit growth due to funds received in anticipation of the Plan of Conversion. The increase was partially offset by a decrease in loans, net.

Cash and cash equivalents. The funds received as part of the conversion were primarily held in cash and cash equivalents at December 31, 2021, which increased $89.7 million, or 281.2%, to $121.6 million at December 31, 2021 , compared to $31.9 million at December 31, 2020.

Securities Available for Sale. Prior to the influx of funds during December 2021 and during the year ended December 31, 2021, the Bank made an effort to reduce the cash and cash equivalents balance by investing in higher yielding assets. As a result of these efforts, securities available for sale increased $19.4 million, or 23.8%, to $101.0 million at December 31, 2021 compared to $81.6 million at December 31, 2020.  Our investment securities portfolio primarily consisted of debt obligations issued by the U.S. government and government agencies and government sponsored mortgage-backed securities.

Time deposits with other financial institutions. As time deposits with other financial institutions matured, management utilized those funds to purchase securities available for sale with greater yields. As such, time deposits with other financial institutions decreased $8.9 million, or 71.8%, to $3.5 million at December 31, 2021 compared to $12.4 million at December 31, 2020.

Loans held for sale. Our loans held for sale decreased $1.9 million, or 95.0%, to $104,000 at December 31, 2021 compared to $2.0 million at December 31, 2020. During the year ended December 31, 2021, management increased the portion of loans originated for the portfolio as opposed to the loans originated for sale. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans choosing the strategy that we believe is most advantageous to us from a profitability and risk management standpoint at that time.

Loans, net. Our loans, net, decreased by $2.0 million, or 2.0%, to $96.5 million at December 31, 2021 compared to $98.5 million at December 31, 2020. During the year ended December 31, 2021, our total loan originations of loans held for investment of $25.9 million was offset by loan principal repayments of $27.8 million and a transfer of loans held for investment to other real estate owned of $172,000. The primary decrease in loans, net was a decrease in multi-family residential loans of $2.2 million, or 38.6%, to $3.5 million at December 31, 2021 compared to $5.7 million at December 31, 2020. Additionally, commercial loans decreased $739,000, or 13.9%, to $4.6 million at December 31, 2021 compared to $5.3 million at December 31, 2020 as a result of forgiveness of PPP loans during 2021. The decrease was partially offset by an increase in one- to four- family first residential mortgage loans of $830,000, or 0.9%, to $88.0 million at December 31, 2021 compared to $87.2 million at December 31, 2020. At December 31, 2021, the allowance for loan losses was $779,000, a decrease of $91,000 compared to December 31, 2020, primarily due to a decrease in non-performing assets and general economic improvements during 2021. Non-performing loans were $102,000 at December 31, 2021 compared to $280,000 at December 31, 2020. The decrease of $178,000 was the result of two non-accrual loans being moved to OREO, and later sold during the year, and payments made on non-accrual loans. Our non-performing loans to total loans decrease to 0.15% at December 31, 2021 compared to 0.36% at December 31, 2020.

Bank-owned life insurance. Total BOLI increased by $181,000, or 2.0%, to $9.1 million at December 31, 2021 compared to $8.9 million at December 31, 2020. BOLI provides us with a funding offset for our employee benefit plans and obligations. BOLI also provides a source of noninterest income that generally is non-taxable.

Deposits. Our total deposits were $285.6 million at December 31, 2021, an increase of $99.2 million, or 53.2%, from $186.4 million at December 31, 2020. The increase in deposits was driven by an influx of funds as part of the Plan of Conversion. Excluding deposits received in connection with the conversion and related stock offering, deposits increased $12.0 million, or 6.4%. Our core deposits, which we consider to be all deposits except time deposit accounts, amounted to $212.7 million on December 31, 2021, an increase of $94.2 million, or 79.5% from $118.5 million as of December 31, 2020. Total time deposit accounts increased $5.0 million, or 7.4%, to $72.9 million at December 31, 2021 from $67.9 million at December 31, 2020.

Other Borrowings. Our borrowings, which consist of FHLB of Chicago advances, amounted to $5.0 million at December 31, 2021, compared to $4.0 million at December 31, 2020. In 2020, the FHLB of Chicago offered member banks an interest free one-year advance of $4.0 million due to COVID-19. The FHLB advance was paid off in May 2021. In 2021, the FHLB of Chicago offered member banks an interest free one-year advance of $5.0 million due to COVID-19 that we used to fund loans and purchase securities available for sale in an effort to generate a better interest rate spread.

Total Equity. Total equity decreased $1.5 million, or 3.2%, to $45.2 million at December 31, 2021, from $46.7 million at December 31, 2020. The decrease is primarily the result of a decrease in tax effected net unrealized gain (loss) on securities available for sale of $1.5 million, or 107.1%, to $(81,000) at December 31, 2021, from $1.4 million at December 31, 2020, and by a net loss for the year ended December 31, 2021 of $55,000. At December 31, 2021, our ratio of total equity to total assets was 13.3%.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. All average balances are based on daily balances. The table also reflects the yields on North Shore Trust and Savings’ interest-earning assets and costs of interest-bearing liabilities for the periods shown.

	At or For the Year Ended December 31,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$98,409	$3,569	3.63%	$100,907	$4,086	4.05%
Federal funds sold and interest-bearing deposits in other banks	33,384	35	0.10%	34,929	128	0.37%
Time deposits with other financial institutions	6,889	66	0.96%	17,941	379	2.11%
Securities available for sale	94,289	1,355	1.44%	69,687	1,417	2.03%
FHLB of Chicago stock(1)	540	13	2.41%	512	13	2.54%
Total interest-earning assets	$233,511	$5,038	2.16%	$223,976	$6,023	2.69%
Noninterest-earning assets	16,159			16,004
Total assets	$249,670			$239,980
Interest-bearing liabilities:
Interest-bearing demand	$17,738	$8	0.05%	$14,461	$12	0.08%
Money market	46,985	96	0.20%	51,278	242	0.47%
Savings	45,609	68	0.15%	40,638	97	0.24%
Time deposits	67,253	768	1.14%	70,188	1,137	1.62%
Total interest-bearing deposits	$177,585	$940	0.53%	$176,565	$1,488	0.84%
Other borrowings(2)	4,616	—	0.00%	2,448	—	0.00%
Total interest-bearing liabilities	$182,201	$940	0.52%	$179,013	$1,488	0.83%
Noninterest-bearing liabilities	21,417			14,927
Total liabilities	$203,618			$193,940
Equity	46,052			46,040
Total liabilities and equity	$249,670			$239,980
Net interest income(1)		$4,098			$4,535
Interest rate spread(3)			1.64%			1.86%
Net interest-earning assets(4)	$51,310			$44,963
Net interest margin(5)			1.75%			2.02%
Average interest-earning assets to average-interest bearing liabilities	128.16%			125.12%

(1)	Includes dividend income from the FHLB of Chicago stock which is included in “Other Income” in the December 31, 2020 financial statements.
(2)	Other borrowing consists of 0% interest rate FHLB of Chicago advances.
(3)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(4)	Equals total interest-earning assets less total interest-bearing liabilities.
(5)	Equals net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Years Ended December 31, 2021 vs. 2020
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(248)	$(269)	$(517)
Federal funds sold and interest-bearing deposits in other banks	(5)	(88)	(93)
Time deposits in other banks	(166)	(147)	(313)
Investment securities	420	(482)	(62)
FHLB of Chicago stock(1)	—	—	—
Total interest-earning assets	$1	$(986)	$(985)
Interest-bearing liabilities:
Interest-bearing demand	$2	$(6)	$(4)
Money market	(19)	(127)	(146)
Savings	11	(40)	(29)
Time deposit	(46)	(323)	(369)
Total interest-bearing liabilities	$(52)	$(496)	$(548)
Change in net interest income	$53	$(490)	$(437)

(1)	Includes dividend income from the FHLB of Chicago stock which is included in “Other Income” in the December 31, 2020 financial statements.

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

General. For the year ended December 31, 2021, we had a net loss of $55,000, compared to a net loss of $112,000 for the year ended December 31, 2020. The decrease in the net loss in 2021 compared to 2020 was primarily driven by a decrease in the provision for loan losses and non-interest expense. These decreases were partially offset by a decrease in net interest income and a decrease in non-interest income, as well a reduction in the income tax benefit.

Net Interest Income. Net interest income decreased $437,000, or 9.7%, to $4.1 million for the year ended December 31, 2021 compared to $4.5 million for the year ended December 31, 2020. Our interest rate spread decreased to 1.64% for the year ended December 31, 2021 from 1.86% for the year ended December 31, 2020, and our net interest margin decreased to 1.75% for the year ended December 31, 2021 from 2.02% for the year ended December 31, 2020. The decrease in interest rate spread and net interest margin was primarily the result of a continuing low interest rate environment which reduced the average yields earned on our interest-earning assets in an amount which more than offset the reduction in the average cost of our interest-bearing liabilities. As the low interest rate environment continued into 2021, higher yielding assets, such as securities available for sale, saw an increase in prepayments. The funds were reinvested in securities available for sale at the current interest rate.

Average interest-earning assets of $233.5 million in 2021 were $9.5 million, or 4.3% higher than 2020. The increase in average earning assets was driven by a $24.6 million, or 35.3%, increase in securities available for sale, as a result of the decision to invest available cash in securities available for sale to achieve a higher yield. This increase was offset by a decrease in time deposits in other banks of $11.1 million, or 61.6%, as management invested the maturing time deposits in other banks in higher yielding securities available for sale. The average outstanding balance of loans decreased $2.5 million, or 2.5%, in 2021, resulting in a decrease of interest earned of $517,000, or 12.7%. The decrease in loans primarily came from the multi-family loans, which are generally higher yielding loans, as compared to one- to four-family residential mortgage loans. The average yield on loans decreased 42 basis points in 2021, to 3.63%, compared to 2020.

Average interest-bearing liabilities increased $3.2 million, or 1.8%, to $182.2 million for the year ended December 31, 2021 compared to $179.0 million for the year ended December 31, 2020. Average yield on interest-bearing liabilities decreased 31 basis points, to 0.52% for the year ended December 31, 2021. On average, interest-bearing deposits increased $1.0 million, or 0.6%, primarily driven by increases in lower cost deposits, such as demand and savings accounts, offset by decreases in higher cost deposits such as money market and time deposit accounts. The average balance of other borrowings increased $2.2 million, or 88.6%, which consists of one FHLB advance at a 0.0% interest rate.

(Reversal of) Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to earnings as losses are estimated to have occurred in our loan portfolio.  Loan losses are charged against the allowance when management believes the collectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

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

During the year ended December 31, 2021, a reversal of the provision for loan losses of $23,000 was recorded, compared to a provision for loan losses of $464,000 during the year ended December 31, 2020. Our recorded net charge-offs were $68,000 for the year ended December 31, 2021 compared to net recoveries of $17,000 for the year ended December 31, 2020. We recorded a reversal of the provision during the year ended December 31, 2021 due to a reduction in average loan balances during the period and general overall improvements to the economy. Our evaluation of the allowance for loan losses continued to give particular consideration to the continuing economic impact of the COVID-19 pandemic. To account for these uncertainties and losses which have been incurred, but not yet identified, we continued to include general reserves of $140,000 within the allowance for loan losses as of December 31, 2021.

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

Noninterest Income. The following table shows the components of noninterest income for the periods presented.

	For the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Noninterest income:
Gain on sale of mortgage loans	$410	$788
Gain on sale of securities	131	59
Rental income on office building	42	42
Service charges on deposits	289	255
Increase in cash surrender value of BOLI	181	183
Other	156	264
Total noninterest income	$1,209	$1,591

Noninterest income decreased $382,000, or 24.0%, to $1.2 million for the year ended December 31, 2021, compared to $1.6 million for the year ended December 31, 2020. The decrease in noninterest income is primarily driven by a decrease in the gain on sale of mortgage loans. During 2021, the Bank sold $21.2 million loans, for a net gain on sale of $410,000, compared to loan sales of $36.5 million and a net gain on sale of $788,000 during 2020. The decrease was partially offset by an increase in gain on sale of investments. During 2021, the Bank sold $6.6 million of securities available for sale, for a net gain on sale of $131,000, compared to $12.1 million in sales of securities available for sale, for a net gain on sale of $59,000 during 2022.

Noninterest Expense. The following table shows the components of noninterest expense for the periods presented.

	For the year ended December 31,
	2021	2020
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$3,352	$3,691
Equipment and occupancy	665	689
Data processing	613	565
Professional services	139	484
Advertising	71	68
Supervisory fees and assessments	126	117
Loan expenses	129	141
Deposit expenses	183	155
Other	321	367
Total noninterest expense	$5,599	$6,277

Noninterest expense decreased $678,000, or 10.8%, to $5.6 million for the year ended December 31, 2021, compared to $6.3 million for the year ended December 31, 2020. The decrease in noninterest expense is driven by a decrease in salaries and employee benefits costs, which decreased $339,000, or 9.2%. The decrease in salaries and employee benefits costs was driven by a decrease in the number of full-time equivalent employees. The average number of full-time equivalent employees throughout the year ended December 31, 2021 and 2020 was 35 and 39, respectively.  Professional services expenses decreased $345,000 or 71.3%, to $139,000 for the year ended December 31, 2021, compared to $484,000 for the year ended December 31, 2020. The decrease in professional services is due to certain costs associated with benefit plan restructuring and other one-time fees expensed in 2020 that are not expected to recur in future periods.

We expect noninterest expense to increase because of costs associated with operating as a newly public company, including the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan and the possible implementation of stock-based benefit plans, if approved by our stockholders. In addition, we will incur increased noninterest expense related to the implementation of our business strategy related to planned additions to our employee base and potential new loan production office openings.

Provision for Income Tax Benefit. Income tax benefit decreased $289,000, or 57.5%, to $214,000 for the year ended December 31, 2021 compared to $503,000 for the year ended December 31, 2020. During 2020, the CARES Act provides that companies are able to carry back current year losses up to five years, resulting in a decrease in the income tax benefit of $112,000 at December 31, 2021.

Exposure to Changes in Interest Rates

Our ability to maintain net interest income depends upon our ability to earn a higher yield on interest-earning assets than the rates we pay on deposits and borrowings. Our interest-earning assets consist primarily of securities available-for-sale and long-term residential and commercial mortgage loans, which have fixed rates of interest. Consequently, our ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest rise.

Net Portfolio Value Analysis. Our interest rate sensitivity is monitored by management through the use of models which generate estimates of the change in its NPV over a range of interest rate scenarios. NPV represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities (that is, the difference between incoming and outgoing discounted cash flows of assets and liabilities) with adjustments made for off-balance sheet items. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OCC provides a quarterly report on the potential impact of interest rate changes upon the market value of portfolio equity. Management reviews the quarterly reports from the OCC, which show the impact of changing interest rates on net portfolio value. The following table sets forth our NPV as of December 31, 2021 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest				NPV as % of
Rates In Basis Points	Net Portfolio Value			Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
(Dollars in thousands)
300bp	$57,543	$3,062	5.6%	18.2%	13.5%
200	58,003	3,522	6.5%	17.9%	11.5%
100	57,311	2,830	5.2%	17.2%	7.5%
Static	54,481	—	—	16.0%	—
-100	50,564	(3,917)	(7.2)%	14.7%	(8.6)%
-200	53,185	(1,296)	(2.4)%	15.3%	(4.6)%

Net Interest Income Analysis. In addition to modeling changes in NPV, we also analyze potential changes to net interest income (“NII”) for a 12-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2021.

Change in Interest
Rates in Basis Points	Net Interest
(Rate Shock)	Income	$ Change	% Change
(Dollars in thousands)
300bp	$7,085	$2,420	51.9%
200	6,431	1,766	37.9%
100	5,641	976	20.9%
Static	4,665	—	0.0%
-100	4,180	(485)	(10.4)%
-200	4,057	(608)	(13.0)%

The table above indicates that as of December 31, 2021, in the event of an immediate and sustained 300 basis point increase in interest rates, our net interest income for the twelve months ending December 31, 2022 would be expected to increase by $2.4 million, or 51.9% to $7.1 million.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The above table assumes that the composition of our interest sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and will differ from actual results.

Liquidity and Capital Resources

North Shore Trust and Savings maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Chicago. At December 31, 2021, we had $5.0 million outstanding in advances from the FHLB of Chicago and had the capacity to borrow approximately an additional $55.8 million from the FHLB of Chicago.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $1.5 million and $(620,000) for the year ended December 31, 2021 and 2020, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $11.9 million and $5.9 million for the years ended December 31, 2021 and 2020, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB of Chicago advances, was $100.1 million and $6.0 million for the years ended December 31, 2021 and 2020, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2021, totaled $39.9 million. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

As of December 31, 2021, North Shore Trust and Savings was well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2020, North Shore Trust and Savings elected to begin using the CBLR. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9% in 2020 and 8.5% in 2021, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. North Shore Trust and Savings’ Tier 1 capital to Average Assets was 16.11% and 18.41% at December 31, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements. At December 31, 2021, we had $219,000 of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $4.0 million at December 31, 2021.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2021.

	Total Amounts Committed at	Amount of Commitment Expiration – Per Period
	December 31, 2021	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Unused line of credit	$4,001	$527	$926	$966	$1,582
Commitments to originate loans	219	219	—	—	—
Total commitments	$4,220	$746	$926	$966	$1,582

Contractual Cash Obligations. The following table summarizes our contractual cash obligations at December 31, 2021.

	Total at	Payments Due By Period
	December 31, 2021	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Time deposits	$72,874	$39,927	$24,545	$8,402	$—
Other borrowings	5,000	5,000	—	—	—
Total contractual obligations	$77,874	$44,927	$24,545	$8,402	$—

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein regarding North Shore Trust and Savings have been prepared in accordance with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on North Shore Trust and Savings’ performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Current Accounting Developments

The following ASU has been issued by the FASB but is not yet effective.

The FASB issued ASU No. 2016-13, Financial Instruments— Credit Losses (Topic 326). The ASU introduces a new credit loss model, the current expected credit loss model ("CECL"), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.

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

The CECL model represents a significant change from existing practice and may result in material changes to the Bank’s accounting for financial instruments. The Bank is evaluating the effect ASU 2016-13 will have on its consolidated financial statements and related disclosures. The impact of the ASU will depend upon the state of the economy, and the nature of the Bank’s portfolios at the date of adoption. The new standard is effective January 2023 for emerging growth companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 8. Financial Statements and Supplementary Data

The consolidated Financial Statements, including supplemental data, of North Shore MHC and its consolidated subsidiaries begins on page 40 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls & Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by NSTS Bancorp, Inc. is in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to NSTS Bancorp, Inc.'s management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of NSTS Bancorp, Inc.'s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, NSTS Bancorp, Inc.’s internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

NSTS Bancorp, Inc. has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer, as well as all of its senior officers. A copy of the Code of Ethics is available on our website at https://ir.northshoretrust.com, or upon written request to Ms. Christine Stickler at 700 S. Lewis Ave., Waukegan, Illinois 60085 without charge. If we amend or grant any waiver from a provision of our Code of Ethics that applies to our executive officers, we will publicly disclose such amendment or waiver on our website and as required by applicable law, including by filing a Current Report on Form 8-K.

The information required by this Item is incorporated herein by reference to the sections captioned “Proposal I – Election of Directors” and "Stockholder Proposals and Nominations" in NSTS Bancorp, Inc.'s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year (the “Proxy Statement”).

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the sections captioned “Executive and Director Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

Not applicable. NSTS Bancorp, Inc. has not adopted any stock-based compensation plans as of December 31, 2021.

(b)	Security Ownership of Certain Beneficial Owners

The information required by this Item is incorporated herein by reference to the section captioned "Beneficial Ownership" in the Proxy Statement.

(c)	Security Ownership of Management

The information required by this Item is incorporated herein by reference to the section captioned "Beneficial Ownership" in the Proxy Statement.

(d)	Changes in Control

Management knows of no arrangements, including any pledge by any person of securities of NSTS Bancorp, Inc., the operation of which may at a subsequent date result in a change in control of NSTS Bancorp, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections captioned “Transactions with Certain Related Persons,”  “Corporate Governance— Board Independence” and  “Corporate Governance — Meetings and Committees of the Board of Directors” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section captioned “Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules

Exhibit Number
2.1	Plan of Conversion of North Shore MHC, as amended (1)

3.1	Certificate of Incorporation of NSTS Bancorp, Inc. (1)

3.2	Bylaws of NSTS Bancorp, Inc. (1)

4.1	Description of NSTS Bancorp, Inc.'s securities registered under the Securities Exchange Act of 1934, as amended

10.1	Employment Agreement by and among NSTS Bancorp, Inc., North Shore Trust and Savings and Stephen G. Lear dated January 18, 2022*

10.2	Change in Control Agreement by and between North Shore Trust and Savings and Nathan E. Walker dated January 18, 2022*

10.3	Change in Control Agreement by and between North Shore Trust and Savings and Carissa H. Schoolcraft dated January 18, 2022*

10.4	Change in Control Agreement by and between North Shore Trust and Savings and Amy L. Avakian dated January 18, 2022*

10.5	Change in Control Agreement by and between North Shore Trust and Savings and Christine E. Stickler dated January 18, 2022*

21.1	Subsidiaries of NSTS Bancorp, Inc.

24.1	Power of Attorney (set forth on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

* Indicates a management contract or compensatory plan.
(1) Filed as an exhibit to NSTS Bancorp, Inc.'s Registration Statement on Form S-1 (File No. 333-259483) and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENT OF NORTH SHORE MHC

Report of Independent Registered Public Accounting Firm

To the Board of Directors of North Shore MHC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of North Shore MHC and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, members' equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2019.

Chicago, Illinois

March 22, 2022

NORTH SHORE MHC AND SUBSIDIARIES
Consolidated Balance Sheets

	Year ended December 31,
	2021	2020
	(Dollars in thousands)
Assets:
Cash and due from banks	$814	$884
Interest-bearing bank deposits	120,797	30,984
Cash and cash equivalents	121,611	31,868
Time deposits with other financial institutions	3,469	12,436
Securities available for sale	100,950	81,620
Federal Home Loan Bank stock	550	512
Loans held for sale	104	1,972
Loans, net of unearned income	97,313	99,325
Allowance for loan losses	(779)	(870)
Loans, net	96,534	98,455
Premises and equipment, net	5,087	5,213
Accrued interest receivable	641	672
Bank-owned life insurance (BOLI)	9,071	8,890
Other assets	2,852	581
Total assets	$340,869	$242,219
Liabilities:
Deposits:
Noninterest bearing	$99,090	$9,734
Interest-bearing
Demand and NOW checking	17,931	16,364
Money market	45,414	50,143
Savings	50,312	42,251
Time deposits over $250,000	9,380	10,705
Other time deposits	63,494	57,207
Total deposits	285,621	186,404
Escrow deposits	1,442	1,519
Other borrowings	5,000	4,000
Accrued expenses and other liabilities	3,623	3,571
Total liabilities	295,686	195,494
Members' equity:
Retained earnings	45,264	45,319
Accumulated other comprehensive income, net	(81)	1,406
Total members' equity	45,183	46,725
Total liabilities and members' equity	$340,869	$242,219

See accompanying notes to consolidated financial statements

NORTH SHORE MHC AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended December 31,
	2021	2020
	(Dollars in thousands)
Interest income:
Loans, including fees	$3,569	$4,086
Securities
Taxable	1,107	1,146
Tax-exempt	248	271
Federal funds sold and other	35	128
Time deposits with other financial institutions	66	379
FHLB Stock	13	13
Total interest income	5,038	6,023
Interest expense:
Deposits	940	1,488
Net interest income	4,098	4,535
(Reversal of) Provision for loan losses	(23)	464
Net interest income after provision for loan losses	4,121	4,071
Noninterest income:
Gain on sale of mortgage loans	410	788
Gain on sale of securities	131	59
Rental income on office building	42	42
Service charges on deposits	289	255
Increase in cash surrender value of BOLI	181	183
Other	156	264
Total noninterest income	1,209	1,591
Noninterest expense:
Salaries and employee benefits	3,352	3,691
Equipment and occupancy	665	689
Data processing	613	565
Professional services	139	484
Advertising	71	68
Supervisory fees and assessments	126	117
Loan expenses	129	141
Deposit expenses	183	155
Other	321	367
Total noninterest expense	5,599	6,277
Losses before income taxes	(269)	(615)
Income tax benefit	(214)	(503)
Net losses	$(55)	$(112)

See accompanying notes to consolidated financial statements

NORTH SHORE MHC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2021	2020
	(Dollars in thousands)
Net income (losses)	$(55)	$(112)
Unrealized net holding gain (loss) on securities
Unrealized net holding gain (loss) on securities arising during period, net of realized gains on sales of $131,000 and $59,000, in the years ended December 31, 2021 and 2020, respectively	(2,080)	1,501
Tax effect	593	(428)
Other comprehensive income, net of taxes	(1,487)	1,073
Comprehensive income (loss)	$(1,542)	$961

See accompanying notes to consolidated financial statements

NORTH SHORE MHC AND SUBSIDIARIES
Consolidated Statements of Members' Equity

	Retained earnings	Accumulated other comprehensive income (loss)	Total
	(Dollars in thousands)
Balance at January 1, 2020	$45,431	$333	$45,764
Net losses	(112)	—	(112)
Change in net unrealized gain on securities available for sale, net	—	1,073	1,073
Balance at December 31, 2020	45,319	1,406	46,725
Net losses	(55)	—	(55)
Change in net unrealized loss on securities available for sale, net	—	(1,487)	(1,487)
Balance at December 31, 2021	$45,264	$(81)	$45,183

See accompanying notes to consolidated financial statements

NORTH SHORE MHC AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended December 31,
	2021	2020
	(Dollars in thousands)
Cash flows from operating activities:
Net losses	$(55)	$(112)
Adjustments to reconcile net losses to net cash (used in) provided by operating activities:
Depreciation	268	290
Securities amortization and accretion, net	1,323	835
Loans originated for sale	(19,302)	(37,725)
Proceeds from sales of loans held for sale	21,580	37,263
Gain on sale of mortgage loans	(410)	(788)
Gain on sale of securities available for sale	(131)	(59)
Gain on sale of OREO	(7)	—
Gain on transfer to OREO	(15)	—
(Reversal of) Provision for loan losses	(23)	464
Earnings on bank owned life insurance	(181)	(183)
Increase in accrued interest receivable and other assets	(1,647)	(272)
Net increase (decrease) in accrued expenses and other liabilities	52	(333)
Net cash provided by (used in) operating activities	1,452	(620)
Cash flows from investing activities:
Net (increase) decrease in portfolio loans	1,772	(1,241)
Principal repayments on mortgage-backed securities	17,552	12,730
Purchases of securities available for sale	(48,968)	(38,631)
Sales of securities available for sale	6,769	12,112
Maturities and calls of securities available for sale	2,045	1,465
Purchase of Federal Home Loan Bank Stock	(38)	—
Proceeds from sale of other real estate owned	194	—
Decrease in time deposits with other financial institutions, net	8,967	7,735
Purchases of premises and equipment, net	(142)	(104)
Net cash used in investing activities	(11,849)	(5,934)
Cash flows from financing activities:
Net change in deposits	99,217	2,033
Net change in escrow deposits	(77)	10
Repayment of FHLB Advance	(4,000)	—
Proceeds from FHLB Advance	5,000	4,000
Net cash provided by financing activities	100,140	6,043
Net change in cash and cash equivalents	89,743	(511)
Cash and cash equivalents at beginning of period	31,868	32,379
Cash and cash equivalents at end of period	$121,611	$31,868
Supplemental disclosures of cash flow information:
Loans transferred to OREO	$172	$—
Cash paid during the period for: Interest	948	1,543
Income taxes	—	37

See accompanying notes to consolidated financial statements

Note 1: Summary of Significant Accounting Policies

The accompanying consolidated financial statements (“the financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to practices within the banking industry.

Nature of Operations

NSTS Bancorp, Inc. was formed to serve as the stock holding company for North Shore Trust and Savings (the “Bank”) in connection with the conversion of North Shore Trust and Savings, NSTS Financial Corporation and North Shore MHC, into the stock form of organization, which was completed on January 18, 2022. As of December 31, 2021, the conversion had not yet been completed and NSTS Bancorp, Inc. had not conducted any business activities other than organizational activities. As of December 31, 2021, NSTS Bancorp, Inc. had received payments totaling $87.3 million from potential investors in connection with the stock offering. These funds were held in a deposit account at the Bank. Accordingly, the audited financial statements, as well as other financial information at or prior to January 18, 2022, contained in this Annual Report on Form 10-K relate solely to the consolidated financial results of North Shore MHC and its consolidated subsidiaries, NSTS Financial Corporation and North Shore Trust and Savings.

NSTS Bancorp, Inc. completed its stock offering on January 18, 2022. The Company sold 5,290,000 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $53.0 million. In connection with the subscription offering, NSTS Bancorp, Inc. also issued 107,959 shares of common stock and $150,000 in cash to NSTS Charitable Foundation. Shares of NSTS Bancorp, Inc. stock began trading on January 19, 2022 on the Nasdaq Capital Market under the trading symbol "NSTS."

These financial statements include the accounts of North Shore MHC, a federal mutual holding company; its wholly owned subsidiary NSTS Financial Corporation, a stock holding company; and North Shore Trust and Savings (the “Bank”), a federal stock savings bank.

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

Certain amounts in prior year financial statements have been reclassified to conform to the 2021 presentation.

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

Additional material estimates that are particularly susceptible to significant change in the near term include the determination of the valuation allowance on deferred tax assets and the valuation of investment securities.

Comprehensive Income

Comprehensive income includes net income (losses) and other changes in net worth which bypass the statement of operations. For all periods presented, other comprehensive income includes only one additional component, the change in unrealized gains and losses on available-for-sale investment securities.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from banks, including cash items in process of clearing.

Time Deposits with Other Financial Institutions

Time deposits with other financial institutions are carried at cost and generally mature within the next two years.

Investment Securities

Securities are classified as available-for-sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Discounts are accreted into interest income over the estimated life of the related security and premiums are amortized against income over the earlier of the call date or weighted average life of the related security using the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Securities available-for-sale are securities that are intended to be held for indefinite periods of time, but which may not be held to maturity. These securities may be used as a part of the Bank’s asset/liability management strategy and may be sold in response to changes in interest rates, deterioration of issuer’s creditworthiness, or due to a desire to increase liquidity.

The Bank conducts a periodic review of available-for-sale securities with declines in fair value below their cost to evaluate if the impairment is other than temporary. In estimating other-than-temporary impairment, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Credit-related impairments of debt securities are recorded through earnings, and any impairment as a result of other factors is included in accumulated other comprehensive income.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market price and is carried at cost of $550,000 and $512,000 at December 31, 2021 and 2020and is evaluated for impairment at each reporting date.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are generally sold with servicing rights released. Gains or losses are recognized through earnings.

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

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: first mortgage loans and consumer loans. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Mortgage Loans

1-4 family mortgage loans in this segment are made to individuals. The loans are secured by real estate with the Bank typically in a first lien position. The Bank generally does not originate loans with a loan-to-value ratio greater than 80% unless mortgage insurance is obtained and generally does not grant loans that would be classified as subprime upon origination. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Although terms for commercial real estate and multi-family residential loans vary, our underwriting standards generally allow for terms not exceeding 30 years and loan-to-value ratios of not more than 75%. Interest rates are typically adjustable, based upon designated market indices such as The Wall Street Journal prime rate, or fixed-rate, and fees are charged to the borrower at the origination of the loan. The actual lives of such loans generally are less than their contractual terms to maturity due to prepayments and re-financings. Generally, we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family residential loans.

Commercial real estate and multi-family residential lending involve a greater degree of risk than one- to four-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions of rental housing units, office and retail space and other commercial space in the project’s market area. We attempt to minimize these risks for loans we originate by soliciting loans from businesses with existing operating performance. We also use conservative debt coverage ratios in our underwriting, and periodically monitor the operation of the business or project and the physical condition of the property.

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

Premises and Equipment

Land is stated at cost. Property, improvements, and equipment are stated at cost less accumulated depreciation. Depreciation is determined under the straight-line method over the following estimated useful lives of assets:

Years
Land improvements	3 - 10
Office building and improvements	10 - 40
Furniture and equipment	3 - 10

Income Taxes

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

Dividend Restrictions

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to its stockholders.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Bank, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Note 2: Securities

The amortized cost and estimated fair value of debt securities at December 31, 2021 and 2020, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties, therefore, these securities have been included in 1 to 5 years based on average remaining life.

December 31, 2021	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
	(Dollars in thousands)
1 year or less	$—	$1,631	$356	$1,064	$3,051
1 to 5 years	5,587	3,941	29,375	16,097	55,000
5 to 10 years	4,466	2,244	12,417	11,976	31,103
After 10 years	$—	10,184	—	1,612	11,796
Fair value	$10,053	$18,000	$42,148	$30,749	$100,950
Gross unrealized gains	73	423	259	279	1,034
Gross unrealized losses	(78)	(14)	(612)	(443)	(1,147)
Amortized cost	$10,058	$17,591	$42,501	$30,913	$101,063

December 31, 2020	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
	(Dollars in thousands)
1 year or less	$1,000	$769	$1,443	$382	$3,594
1 to 5 years	4,863	3,726	34,485	14,452	$57,526
5 to 10 years	1,284	4,353	7,166	5,565	$18,368
After 10 years	—	2,132	—	—	$2,132
Fair value	$7,147	$10,980	$43,094	$20,399	$81,620
Gross unrealized gains	153	518	883	534	$2,088
Gross unrealized losses	(17)	(18)	(21)	(66)	$(122)
Amortized cost	$7,011	$10,480	$42,232	$19,931	$79,654

As of December 31, 2021 and 2020, no securities were pledged to secure public deposits or for other purposes as required or permitted by law. At December 31, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of members' equity.

Information pertaining to securities with gross unrealized losses at December 31, 2021 and 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. government agency obligations	$4,020	$62	$1,105	$16	$5,125	$78
Municipal obligations	2,399	8	247	6	2,646	14
Mortgage-backed residential obligations	26,540	535	2,781	77	29,321	612
Collateralized mortgage obligations	16,715	338	4,386	105	21,101	443
Total	$49,674	$943	$8,519	$204	$58,193	$1,147
December 31, 2020
U.S. government agency obligations	$1,284	$17	$-	$—	$1,284	$17
Municipal obligations	—	—	238	18	238	18
Mortgage-backed residential obligations	5,265	16	1,170	5	6,435	21
Collateralized mortgage obligations	8,694	66	241	—	8,935	66
Total	$15,243	$99	$1,649	$23	$16,892	$122

At December 31, 2021 and 2020, certain investment securities were in unrealized loss positions. Some investment securities have declined in value but do not presently represent realized losses. Unrealized losses on investment securities have not been recognized into income because the issuers’ bonds are of high credit quality, the Bank has the intent and ability to hold the securities for the foreseeable future, and the declines in fair value are primarily due to market volatility. The fair values are expected to recover as the bonds approach their maturity dates.

The following table represents the proceeds from the sale of securities available-for-sale and the related gross gains and losses during the periods presented.

	At December 31,
	2021	2020
	(Dollars in thousands)
Sales of securities available for sale	$6,769	$12,112
Gross gain realized on the sale of securities available for sale	131	114
Gross loss realized on the sale of securities available for sale	—	(55)

Note 3: Loans

A summary of loans by major category as of December 31, 2021 and 2020 is as follows:

	2021	2020
	(Dollars in thousands)
First mortgage loans
1-4 family residential	$88,028	$87,198
Multi-family	3,497	5,736
Commercial	4,604	5,340
Total first mortgage loans	96,129	98,274
Consumer loans	372	385
Total loans	96,501	98,659
Net deferred loan costs	812	666
Allowance for loan losses	(779)	(870)
Total loans, net	$96,534	$98,455

First mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of these loans totaled $15.8 million and $16.0 million at December 31, 2021 and 2020, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were $270,000 and $268,000 at December 31, 2021 and 2020, respectively.

In the normal course of business, loans are made to directors and officers of the Bank (related parties). The terms of these loans, including interest rate and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectability. At December 31, 2021 and 2020, such borrowers were indebted to the Bank in the aggregate amount of $556,000 and $928,000, respectively.

Note 4: Allowance for Loan Losses

Changes in the allowance for loan losses and the related loan balance information by portfolio segment as of and for the years ended December 31, 2021 and 2020 were as follows:

	December 31, 2021
	1-4 family residential	Multi-family	Commercial	Consumer	Total
	(Dollars in thousands)
Year ended:
Beginning balance	$798	29	38	5	$870
Charge-offs	—	—	—	(99)	(99)
Recoveries	31	—	—	—	31
Net recoveries (charge-offs)	31	—	—	(99)	(68)
Provision for loan losses	(154)	40	(13)	104	(23)
Ending balance	$675	69	25	10	$779

	December 31, 2020
	1-4 family residential	Multi-family	Commercial	Consumer	Total
	(Dollars in thousands)
Year ended:
Beginning balance	$362	10	9	8	$389
Charge-offs	—	—	—	—	—
Recoveries	17	—	—	—	17
Net recoveries (charge-offs)	17	—	—	—	17
Provision for loan losses	419	19	29	(3)	464
Ending balance	$798	29	38	5	$870

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2021 and 2020, were as follows:

	Collectively evaluated		Individually evaluated		Total
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
	(Dollars in thousands)
December 31, 2021
1-4 family residential	$557	$86,892	$118	$1,136	$675	$88,028
Multi-family	69	3,497	—	—	69	3,497
Commercial	25	4,604	—	—	25	4,604
Consumer	10	372	—	—	10	372
Total	$661	$95,365	$118	$1,136	$779	$96,501
December 31, 2020
1-4 family residential	$648	$84,775	$150	$2,423	$798	$87,198
Multi-family	29	5,736	—	—	29	5,736
Commercial	38	5,340	—	—	38	5,340
Consumer	5	286	—	99	5	385
Total	$720	$96,137	$150	$2,522	$870	$98,659

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

On an annual basis, or more often if needed, the Bank formally reviews the ratings on commercial loans. In addition, the Bank performs an independent review of a significant portion of the commercial loan portfolio. Management uses the results of the independent review as part of its annual review process.

The following table presents loan balances based on risk rating by class of loans as of December 31, 2021 and 2020:

		Special
	Pass	Mention	Substandard	Doubtful	Total loans
	(Dollars in thousands)
December 31, 2021
1-4 family residential	$87,881	$45	$102	$—	$88,028
Multi-family	3,497	—	—	—	3,497
Commercial	4,604	—	—	—	4,604
Consumer	372	—	—	—	372
Total	$96,354	$45	$102	$—	$96,501
December 31, 2020
1-4 family residential	$86,501	$417	$280	$—	$87,198
Multi-family	5,736	—	—	—	5,736
Commercial	5,340	—	—	—	5,340
Consumer	286	99	—	—	385
Total	$97,863	$516	$280	$—	$98,659

The aging of the Bank’s loan portfolio by class of loans as of December 31, 2021 and 2020, is as follows:

	31-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loan Balance
	(Dollars in thousands)
December 31, 2021
1-4 family residential	$—	$41	$102	$143	$87,885	$88,028
Multi-family	—	—	—	—	3,497	3,497
Commercial	—	—	—	—	4,604	4,604
Consumer	—	—	—	—	372	372
Total	$—	$41	$102	$143	$96,358	$96,501
December 31, 2020
1-4 family residential	$—	$75	$280	$355	$86,843	$87,198
Multi-family	—	—	—	—	5,736	5,736
Commercial	—	—	—	—	5,340	5,340
Consumer	99	—	—	99	286	385
Total	$99	$75	$280	$454	$98,205	$98,659

Loans individually evaluated for impairment by class of loans as of December 31, 2021 and 2020, were as follows:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(Dollars in thousands)
December 31, 2021
With no related allowance recorded
1-4 family residential	$355	$595	$—	$348	$26
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$355	$595	$—	$348	$26
With a related allowance recorded
1-4 family residential	$781	$797	$118	$797	$35
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$781	$797	$118	$797	$35
Total individually assessed as of December 31, 2021	$1,136	$1,392	$118	$1,145	$61
December 31, 2020
With no related allowance recorded
1-4 family residential	$1,348	$1,676	$—	$1,382	$73
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	99	99	—	89	6
Total	$1,447	$1,775	$—	$1,471	$79
With a related allowance recorded
1-4 family residential	$1,075	$1,120	$150	$1,104	$51
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,075	$1,120	$150	$1,104	$51
Total individually assessed as of December 31, 2020	$2,522	$2,895	$150	$2,575	$130

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

Troubled debt restructurings provide for modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an impairment analysis at the time of restructuring and periodically thereafter. Any reserve required is recorded through a provision to the allowance for loan losses.

There were no new troubled debt restructurings during the years ended December 31, 2021 and 2020. In March 2021, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed into law. Among other things, the CARES Act suspends the requirements related to accounting for TDRs for certain loan modifications related to the COVID-19 pandemic.

The Company has minimal direct exposure to consumer, commercial, and other small businesses that may be negatively impacted by COVID-19, but management has analyzed and increased the qualitative factors in these and other loan categories for incurred, but not yet identified loan losses attributable to COVID-19.  As of December 31, 2021, management did not see significant disruption with existing customers related to COVID-19.  However, Management did grant customer requests to defer payments on 50 loans with unpaid balances of $9.7 million.  As of December 31, 2021, all COVID-19 loan modifications have returned to repayment. Management has also assisted small businesses that could benefit from the CARES Act, particularly in the SBA’s Paycheck Protection Program (“PPP”). As of December 31, 2021, the Company has funded approximately $1.3 million in loans to small businesses under this program since it launched on April 3, 2020. As of December 31, 2021, all PPP loans have been forgiven by the SBA.

Note 5: Premises and Equipment

The components of premises and equipment as of December 31, 2021 and 2020, are as follows:

	2021	2020
	(Dollars in thousands)
Land and improvements	$2,701	$2,703
Building and improvements	6,576	6,486
Furniture and equipment	1,372	1,617
Total gross equipment	10,649	10,806
Less accumulated depreciation	5,562	5,593
Premises and equipment, net	$5,087	$5,213

Note 6: Other Real Estate Owned

At December 31, 2021 and December  31, 2020, the balance for other real estate owned ("OREO") was $0.

The following table represents the movement in OREO during the periods presented.

	At December 31,
	2021	2020
	(Dollars in thousands)
Transfer of loans to OREO	$172	$—
Sale of OREO	194	—
Gross gain realized on transfer to OREO	15	—
Gross gain realized on sale of OREO	7	—

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $60,000 and $111,000, as of December 31, 2021 and 2020, respectively.

Note 7: Deposits

As of December 31, 2021, for years below ended December 31, the scheduled maturities of time deposits are as follows:

Years Ended	Amount
(Dollars in thousands)
2022	$39,927
2023	15,037
2024	9,508
2025	5,537
2026 and beyond	2,865
Total	$72,874

In the normal course of business, deposit accounts are held by directors and officers of the Bank (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At December 31, 2021 and 2020, total deposits held by directors and officers of the Bank was $1.1 million and $4.3 million, respectively. Additionally, NSTS Bancorp, Inc. held cash in a non-interest bearing deposit account at North Shore Trust and Savings of $87.3 million as of December 31, 2021.

Note 8: Other Borrowings

On May 21, 2021, the Bank obtained a non-interest bearing FHLB advance totaling $5.0 million. This advance is collateralized by loans pledged to the FHLB and matures on May 21, 2022. Additionally, on May 21, 2021, the Bank repaid the existing non-interest bearing FHLB advance totaling $4.0 million that was due on May 24, 2021. The Bank is eligible to borrow up to a total of $60.8 million and $61.1 million at December 31, 2021 and 2020, respectively, which is collateralized by $76.8 million and $77.3 million of first mortgage loans under a blanket lien arrangement at December 31, 2021 and 2020, respectively.

Note 9: Income Taxes

Income tax expense (benefit) for the years ended December 31, 2021 and 2020, is summarized as follows:

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Current (benefit) expense
Federal	$62	$(262)
State	—	3
Total current benefit	62	(259)

Deferred benefit	(379)	(233)
Change in valuation allowance	103	(11)
Total deferred benefit	(276)	(244)
Total income tax benefit	$(214)	$(503)

The difference between the income tax expense shown on the statements of income and the amounts computed by applying the statutory federal income tax rate to income before income taxes is primarily due to tax-exempt income, the change in valuation allowance, and the adjustment of deferred taxes for enacted changes in tax laws. The provision for income taxes differs from that computed are as follows:

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Income before income tax expense	$(269)	$(615)
Tax benefit at statutory federal rate of 21% applied to income before income tax benefit	56	129
State income tax, net of federal effect	51	117
Tax-exempt security and loan income, net of TEFRA adjustments	50	54
BOLI	38	38
Other	19	165
Total income tax expense	$214	$503
Effective tax rate	(79.6)%	(81.8)%

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020, are as follows:

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$222	$248
Deferred compensation	432	422
Retirement plans	55	147
Premises held for sale impairment	101	101
Unrealized loss on securities available-for-sale	32	—
Federal net operating loss carryforwards	218	—
Other	53	39
State net operating loss carryforwards	306	203
Gross deferred tax assets	1,419	1,160
Valuation allowance	(306)	(203)
Net deferred tax assets	1,113	957
Deferred tax liabilities
FHLB stock dividends	(101)	(101)
Accumulated depreciation	(36)	(46)
Unrealized gain on securities available-for-sale	—	(561)
Other	—	(142)
Deferred tax liabilities	(137)	(850)
Net deferred tax asset	$976	$107

The Bank does not expect the total amount of unrecognized tax benefits to change significantly in the next twelve months. Federal net operating losses as of December 31, 2021 and 2020 are $1.5 million, and $0, respectively, and do not expire. Net operating loss (NOL) carryforwards for state income tax purposes were approximately $3.2 million and $2.3 million at December 31, 2021 and 2020, respectively, and will begin expiring in 2022. Due to the uncertainty that the Bank will be able to generate future state taxable income sufficient to utilize the net operating loss carryforwards, a full valuation allowance was recorded on the related deferred tax asset.

There were no uncertain tax positions outstanding as of December 31, 2021 and 2020. As of December 31, 2021, tax years remaining open for State of Illinois and Wisconsin were 2017 through 2020. Federal tax years that remained open were 2018 through 2020. As of December 31, 2021, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

Note 10: Capital Ratios

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, common equity Tier 1 capital to total risk-weighted assets and of Tier I capital to average assets, as such individual components and calculations are defined by related standards. As of December 31, 2021, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category.

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total assets (i.e., leverage ratio) exceeds 9% subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. In April 2020, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold will increase to 8.5% in 2021 and return to 9% in 2022. The Bank elected to begin using CBLR for the first quarter of 2020. Management believes, as of December 31, 2021, that the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios as of December 31, 2021 and 2020, are presented below:

	Actual		Minimum Required to be Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2021
Tier 1 capital (to Average Assets)	$44,262	16.11%	$23,349	>8.5%

As of December 31, 2020
Tier 1 capital (to Average Assets)	$44,256	18.41%	$21,636	>8%

(1) As defined by regulatory agencies. Failure to exceed the leverage ratio thresholds required under CBLR in the future, subject to any applicable grace period, would require the Company to return to the risk-based capital ratio thresholds previously utilized under the fully phased-in Basel III Capital Rules to determine capital adequacy.

The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that the Bank may pay without prior approval of regulatory agencies. Under these regulations, the amount of dividends that the Bank may pay in any calendar year is limited to the current year's profits, combined with the retained profit of the previous two years, subject to the capital requirements described above which include a requirement that the Bank maintain a capital conservation buffer of 2.5% on all risk-based capital requirements in order to avoid additional limitations on capital distributions.

Note 11: Benefit Plans

During 2021, the Bank made final payouts for the Directors' Retirement Fund and Equity Value Plan. Both plans were fully accrued for prior to 2020.

The Bank sponsors a noncontributory Profit-Sharing Plan covering all employees who have worked more than 1,000 hours during the plan year. Profit sharing expense for the years ended 2021 and 2020 were $0.

Management implemented a 401(k)-benefit plan during 2007. Employee contributions are matched up to the first 6% of compensation contributed by the employee. Employer match contributions totaled $156,000 for 2021 and $163,000 for 2020.

Note 12: Commitments and Contingencies

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of the Bank.

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At December 31, 2021 and 2020, unused lines of credit and outstanding commitments to originate loans were as follows:

	2021	2020
	(Dollars in thousands)
Unused line of credit	$4,001	$4,372
Commitments to originate loans	219	784
Total commitments	$4,220	$5,156

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

Note 13: Fair Value Measurements

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

There have been no changes in the methodologies used at December 31, 2021 and 2020.

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

The following table presents the Bank’s assets that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2021 and 2020:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2021
Securities Available-for-sale
U.S. government agency obligations	$10,053	—	10,053	$—
Municipal obligations	18,000	—	18,000	—
Mortgage-backed residential obligations	42,148	—	42,148	—
Collateralized mortgage obligations	30,749	—	30,749	—
Total	$100,950	—	100,950	$—
December 31, 2020
Securities Available-for-sale
U.S. government agency obligations	$7,147	—	7,147	$—
Municipal obligations	10,980	—	10,980	—
Mortgage-backed residential obligations	43,094	—	43,094	—
Collateralized mortgage obligations	20,399	—	20,399	—
Total	$81,620	—	81,620	$—

The Bank may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis and the valuation techniques used to measure nonrecurring Level 3 fair value measurements as of December 31, 2021 and 2020, were as follows:

Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3	Gain/(Loss)
	(Dollars in thousands)
December 31, 2021
Impaired loans	$663	—	—	663	$—

December 31, 2020
Impaired loans	$925	—	—	925	$—

The numerical range of unobservable inputs for the valuation assumptions used in calculating the amounts disclosed above is not meaningful to this presentation.

Note 14: Fair Value of Financial Instruments

Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 13 – Fair Value Measurements. The following disclosures include financial instruments that are not carried at fair value on the Consolidated Balance Sheets. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

Certain financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The carrying value of these financial instruments assumes to approximate the fair value of these instruments. These instruments include cash and cash equivalents,  non-interest-bearing deposit accounts, Time deposits with other financial institutions, FHLB stock, escrow deposits, interest-bearing deposits, FHLB Advances and accrued interest receivable and payable.

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
December 31, 2021
Financial assets:
Loans, net	$96,534	$—	$96,391	$—	$96,391
Loans held for sale	104	—	112	—	112
Financial liabilities:
Interest-bearing deposits	$186,531	$—	$181,564	$—	$181,564

December 31, 2020
Financial assets:
Loans, net	$98,455	$—	$102,034	$—	$102,034
Loans held for sale	1,972	—	1,972	—	1,972
Financial liabilities:
Interest-bearing deposits	$176,670	$—	$177,280	$—	$177,280

Note 15: Condensed Parent Only Financial Information

The Parent Company’s condensed balance sheet and related condensed statements of operations and cash flows are as follows.

NORTH SHORE MHC
Condensed Balance Sheets

	Year ended December 31,
	2021	2020
	(Dollars in thousands)
Assets:
Cash	$230	$993
Investment in subsidiary	44,200	45,687
Other assets	753	48
Total assets	$45,183	$46,728
Liabilities:
Accrued expense and other liabilities	$—	$3
Total liabilities	—	3
Members’ equity:
Members’ equity	45,183	46,725
Total members’ equity	45,183	46,725
Total liabilities and members’ equity	$45,183	$46,728

NORTH SHORE MHC
Condensed Statements of Operations

	Year ended December 31,
	2021	2020
	(Dollars in thousands)
Income:
Interest income	$1	$1
Total income	1	1
Expense:
Noninterest expense	$19	$229
Total expense	19	229
Losses before income tax benefit and equity in undistributed earnings of subsidiary	$(18)	$(228)
Income tax benefit	38	(56)
Losses before equity in undistributed earnings of subsidiary	$(56)	$(172)
Equity in undistributed earnings of subsidiary	1	60
Net (losses) income	$(55)	$(112)

NORTH SHORE MHC
Condensed Statements of Cash Flows

	Year ended December 31,
	2021	2020
	(Dollars in thousands)
Cash flows from operating activities:
Net (losses) income	$(55)	$(112)
Adjustments to reconcile net (losses) income to net cash used in operating activities:
Decrease (increase) in other assets	(704)	80
Increase (decrease) in accrued expenses and other liabilities	(3)	3
Equity in undistributed earnings of subsidiary	(1)	(60)
Net cash used in operating activities	(763)	(89)
Cash flows from financing activities:
Dividends received from subsidiary	—	950
Net cash provided by financing activities	—	950
Net change in cash	(763)	861
Cash at beginning of period	993	132
Cash at end of period	$230	$993

Note 16: Changes in Accounting Principles

Accounting for Financial Instruments – Credit Losses

The FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments— Credit Losses (Topic 326). The ASU introduces a new credit loss model, the current expected credit loss model (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.

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

The CECL model represents a significant change from existing practice and may result in material changes to the Bank’s accounting for financial instruments. The Bank is evaluating the effect ASU 2016-13 will have on its consolidated financial statements and related disclosures. The impact of the ASU will depend upon the state of the economy, and the nature of the Bank’s portfolios at the date of adoption. The new standard is effective January 2023 for emerging growth companies.

Note 17: Subsequent Events

Management evaluated subsequent events through March 22, 2022, the date the financial statements were issued. Except for the completion of the Plan of Conversion as discussed in Note 1, management does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the consolidated financial statements included in this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTS BANCORP, INC.

Dated: March 22, 2022	By:	/s/ Stephen G. Lear
Stephen G. Lear
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints each of Stephen G. Lear and Carissa H. Schoolcraft, with full power to act without the other, his or her trust and lawful attorney-in-fact and agency, with full and several powers of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Stephen G. Lear	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 22, 2022
Stephen G. Lear
/s/ Carissa H. Schoolcraft	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2022
Carissa H. Schoolcraft
/s/ Apolonio Arenas	Director	March 22, 2022
Apolonio Arenas
/s/ Thaddeus M. Bond, Jr.	Director	March 22, 2022
Thaddeus M. Bond, Jr.
/s/ Kevin M. Dolan	Director	March 22, 2022
Kevin M. Dolan
/s/ Thomas M. Ivantic	Director	March 22, 2022
Thomas M. Ivantic
/s/ Thomas J. Kneesel	Director	March 22, 2022
Thomas J. Kneesel
/s/ Rodney J. True	Director	March 22, 2022
Rodney J. True