Form 10-Q
period 2022-03-31
NSTS Bancorp, Inc.
filed 2022-05-13
CIK 1881592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-41232

NSTS BANCORP, INC.

(Exact name of the registrant as specified in its charter)

Delaware	87-2522769
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

700 S. Lewis Ave. Waukegan, Illinois	60085
(Address of principal executive offices)	(Zip Code)

(847) 336-4430

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NSTS	NASDAQ Capital Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 6, 2022, the Registrant had 5,397,959 shares of its common stock outstanding.

NSTS Bancorp, Inc.

Form 10Q

Explanatory Note

NSTS Bancorp, Inc. was formed to serve as the stock holding company for North Shore Trust and Savings (the “Bank”) in connection with the conversion of North Shore Trust and Savings, NSTS Financial Corporation and North Shore MHC, into the stock form of organization, which was completed on January 18, 2022. Accordingly, certain financial statements and other financial information at or prior to January 18, 2022, contained in this Form 10-Q relate solely to the consolidated financial results of North Shore MHC and its consolidated subsidiaries, NSTS Financial Corporation and North Shore Trust and Savings. See also NSTS Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021.

Part I. Financial Information

Item 1. Consolidated Financial Statements

NSTS BANCORP, INC.

Consolidated Balance Sheets

	March 31, 2022
	(unaudited)	December 31, 2021
	(Dollars in thousands)
Assets:
Cash and due from banks	$1,163	$814
Interest-bearing bank deposits	50,389	120,797
Cash and cash equivalents	51,552	121,611
Time deposits with other financial institutions	3,478	3,469
Securities available for sale	113,456	100,950
Federal Home Loan Bank stock (FHLB)	550	550
Loans held for sale	175	104
Loans, net of unearned income	98,130	97,313
Allowance for loan losses	(785)	(779)
Loans, net	97,345	96,534
Premises and equipment, net	5,065	5,087
Accrued interest receivable	696	641
Bank-owned life insurance (BOLI)	9,114	9,071
Other assets	3,480	2,852
Total assets	$284,911	$340,869
Liabilities:
Deposits:
Noninterest bearing	$13,194	$99,090
Interest-bearing
Demand and NOW checking	17,642	17,931
Money market	45,485	45,414
Savings	48,233	50,312
Time deposits over $250,000	9,158	9,380
Other time deposits	54,440	63,494
Total deposits	188,152	285,621
Escrow deposits	1,994	1,442
Other borrowings	5,000	5,000
Accrued expenses and other liabilities	3,140	3,623
Total liabilities	198,286	295,686
Stockholders' equity:
Common Stock ($0.01 par value; 10,000,000 shares authorized; 5,397,959 shares issued and outstanding)	54	—
Additional paid-in capital	50,405	—
Retained earnings	44,985	45,264
Unallocated common shares held by ESOP	(4,275)	—
Accumulated other comprehensive income, net	(4,544)	(81)
Total stockholders' equity	86,625	45,183
Total liabilities and stockholders' equity	$284,911	$340,869

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Operations (unaudited)

	For the three months ended
	March 31,
	2022	2021
	(Dollars in thousands)
Interest income:
Loans, including fees	$843	$933
Securities
Taxable	325	290
Tax-exempt	89	60
Federal funds sold and other	29	5
Time deposits with other financial institutions	5	32
FHLB Stock	4	3
Total interest income	1,295	1,323
Interest expense:
Deposits	191	254
Net interest income	1,104	1,069
Provision for loan losses	—	—
Net interest income after provision for loan losses	1,104	1,069
Noninterest income:
Gain on sale of mortgage loans	31	164
Rental income on office building	11	11
Service charges on deposits	71	67
Increase in cash surrender value of BOLI	43	44
Other	32	37
Total noninterest income	188	323
Noninterest expense:
Salaries and employee benefits	953	869
Equipment and occupancy	181	185
Data processing	148	174
Professional services	133	65
Advertising	26	24
Supervisory fees and assessments	41	32
Loan expenses	29	41
Deposit expenses	34	45
Other	102	82
Total noninterest expense	1,647	1,517
Losses before income taxes	(355)	(125)
Income tax benefit	(76)	(44)
Net losses	$(279)	$(81)
Basic and diluted earnings per share	$(0.07)	N/A
Weighted average shares outstanding	3,974,386	N/A

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Losses) (unaudited)

	For the three months ended March 31,
	2022	2021
	(Dollars in thousands)
Net losses	$(279)	$(81)
Unrealized net holding loss on securities
Unrealized net holding loss on securities arising during period, net of realized gains on sales of $0, in the three months ended March 31, 2022 and 2021.	(6,243)	(1,198)
Tax effect	1,780	342
Other comprehensive loss, net of taxes	(4,463)	(856)
Comprehensive loss	$(4,742)	$(937)

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Stockholders’ Equity (unaudited)

					Accumulated
					other	Unallocated
	Common	Common	Additional	Retained	comprehensive	Common Share
	Shares	Stock	Paid-In Capital	earnings	income (loss)	Held by ESOP	Total
		(Dollars in thousands)
		Quarter ended March 31, 2021
Balance at December 31, 2020	—	$—	$—	$45,319	$1,406	$—	$46,725
Net losses	—	—	—	(81)	—	—	(81)
Change in net unrealized gain (loss) on securities available for sale, net	—	—	—	—	637	—	637
Balance at March 31, 2021	—	$—	$—	$45,238	$2,043	$—	$47,281
		Quarter ended March 31, 2022
Balance at December 31, 2021	—	$—	$—	$45,264	$(81)	$—	$45,183
Net losses	—	—	—	(279)	—	—	(279)
Proceeds of stock offering and issuance of common shares (net of issuance costs of $2.5 million)	5,290,000	53	49,387	—	—	—	49,440
Issuance of common shares donated to the NSTS Charitable Foundation	107,959	1	1,008	—	—	—	1,009
Purchase of common shares by the ESOP (431,836 shares)	—	—	—	—	—	(4,319)	(4,319)
ESOP shares committed to be released	—	—	10	—	—	44	54
Change in net unrealized loss on securities available for sale, net	—	—	—	—	(4,463)	—	(4,463)
Balance at March 31, 2022	5,397,959	$54	$50,405	$44,985	$(4,544)	$(4,275)	$86,625

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
	2022	2021
	(Dollars in thousands)
Cash flows from operating activities:
Net losses	$(279)	$(81)
Adjustments to reconcile net losses to net cash provided by operating activities:
Depreciation	66	70
Securities amortization and accretion, net	314	288
Loans originated for sale	(3,785)	(8,020)
Proceeds from sales of loans held for sale	3,745	9,069
Gain on sale of mortgage loans	(31)	(164)
Gain on transfer to OREO	—	(6)
Provision for loan losses	—	—
Earnings on bank owned life insurance	(43)	(44)
Issuance of common shares donated to North Shore Trust and Savings Charitable Foundation	1,009	—
ESOP Expense	54	—
Increase in accrued interest receivable and other assets	1,096	58
Net decrease in accrued expenses and other liabilities	(483)	(856)
Net cash provided by operating activities	1,663	314
Cash flows from investing activities:
Net (increase) decrease in portfolio loans	(811)	265
Principal repayments on mortgage-backed securities	5,249	4,196
Purchases of securities available for sale	(25,281)	(15,456)
Maturities and calls of securities available for sale	970	1,265
(Increase) Decrease in time deposits with other financial institutions, net	(9)	3,995
Purchases of premises and equipment, net	(44)	(40)
Net cash used in investing activities	(19,926)	(5,775)
Cash flows from financing activities:
Net change in deposits	(97,469)	(1,085)
Net change in escrow deposits	552	637
Proceeds from issuance of common stock, net of costs	49,440	—
Loan to ESOP	(4,319)	—
Net cash used in financing activities	(51,796)	(448)
Net change in cash and cash equivalents	(70,059)	(5,909)
Cash and cash equivalents at beginning of period	121,611	31,868
Cash and cash equivalents at end of period	$51,552	$25,959
Supplemental disclosures of cash flow information:
Loan transferred to OREO	$—	$62
Cash paid during the period for: Interest	286	264

See accompanying notes to consolidated unaudited financial statements

Notes to the Unaudited Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements (“the financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the period ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Nature of Operations

NSTS Bancorp, Inc. (“NSTS” or the “Company”, “we” or “our”) was formed to serve as the stock holding company for North Shore Trust and Savings (the “Bank”) in connection with the conversion of North Shore Trust and Savings, NSTS Financial Corporation and North Shore MHC, into the stock form of organization, which was completed on January 18, 2022. Accordingly, certain financial statements and other financial information at or prior to January 18, 2022, contained in this Form 10-Q relate solely to the consolidated financial results of North Shore MHC and its consolidated subsidiaries, NSTS Financial Corporation and North Shore Trust and Savings.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the North Shore MHC’s Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may vary from those estimates. Material estimates that could significantly change in the near-term include the adequacy of the allowance for loan losses, determination of the valuation allowance on deferred tax assets and the valuation of investment securities and the related tax effect. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2022. Certain amounts in prior year financial statements have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

With the exception of the following new significant accounting and reporting policies, the Company has not changed its significant accounting and reporting policies from those disclosed in the Company’s Form 10-K for the year ended December 31, 2021.

Employee Stock Ownership Plan

The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the average market price of the shares during the year, and the shares become outstanding for basic net income per common share computations.  Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce the ESOP’s debt and accrued interest.

Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, are considered committed to be released. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Accounting Developments

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

Note 2: Securities

The amortized cost and estimated fair value of debt securities at March 31, 2022 and December 31, 2021, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties, therefore, these securities have been included in the below table based on average remaining life.

			Mortgage-backed	Collateralized
	U.S. government	Municipal	residential	mortgage	Total available-for-
March 31, 2022	agency obligations	obligations	obligations	obligations	sale
	(Dollars in thousands)
1 year or less	$—	$650	$—	$56	$706
1 to 5 years	4,814	4,232	28,569	18,853	56,468
5 to 10 years	10,326	2,619	15,651	12,942	41,538
After 10 years	—	13,253	—	1,491	14,744
Fair value	15,140	20,754	44,220	33,342	113,456
Gross unrealized gains	—	84	10	8	102
Gross unrealized losses	(658)	(1,230)	(2,579)	(1,991)	(6,458)
Amortized cost	$15,798	$21,900	$46,789	$35,325	$119,812

			Mortgage-backed	Collateralized
	U.S. government	Municipal	residential	mortgage	Total available-for-
December 31, 2021	agency obligations	obligations	obligations	obligations	sale
	(Dollars in thousands)
1 year or less	$—	$1,631	$356	$1,064	$3,051
1 to 5 years	5,587	3,941	29,375	16,097	55,000
5 to 10 years	4,466	2,244	12,417	11,976	31,103
After 10 years	—	10,184	—	1,612	11,796
Fair value	10,053	18,000	42,148	30,749	100,950
Gross unrealized gains	73	423	259	279	1,034
Gross unrealized losses	(78)	(14)	(612)	(443)	(1,147)
Amortized cost	$10,058	$17,591	$42,501	$30,913	$101,063

As of March 31, 2022, and December 31, 2021, no securities were pledged to secure public deposits or for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less than 12 Months		12 Months or Longer		Total
	(Dollars in thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2022
U.S. government agency obligations	$12,652	$641	$1,094	$17	$13,746	$658
Municipal obligations	12,235	1,210	233	20	12,468	1,230
Mortgage-backed residential obligations	30,194	1,536	11,238	1,043	41,432	2,579
Collateralized mortgage obligations	16,785	973	10,827	1,018	27,612	1,991
Total	$71,866	$4,360	$23,392	$2,098	$95,258	$6,458
December 31, 2021
U.S. government agency obligations	$4,020	$62	$1,105	$16	$5,125	$78
Municipal obligations	2,399	8	247	6	2,646	14
Mortgage-backed residential obligations	26,540	535	2,781	77	29,321	612
Collateralized mortgage obligations	16,715	338	4,386	105	21,101	443
Total	$49,674	$943	$8,519	$204	$58,193	$1,147

At March 31, 2022 and December 31, 2021, certain investment securities were in unrealized loss positions. Some investment securities have declined in value but do not presently represent realized losses. Unrealized losses on investment securities have not been recognized into income because the issuers’ bonds are of high credit quality, the Bank has the intent and ability to hold the securities for the foreseeable future, and the declines in fair value are primarily due to market volatility. The fair values are expected to recover as the bonds approach their maturity dates.

There were no sales of securities available-for-sale during the three months ended March 31, 2022 and 2021.

Note 3: Loans and allowance for loan losses

A summary of loans by major category as of March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
First mortgage loans
1-4 family residential	$89,237	$88,028
Multi-family	3,698	3,497
Commercial	4,206	4,604
Total first mortgage loans	97,141	96,129
Consumer loans	147	372
Total loans	97,288	96,501
Net deferred loan costs	842	812
Allowance for loan losses	(785)	(779)
Total loans, net	$97,345	$96,534

First mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of these loans totaled $14.6 million and $15.8 million at March 31, 2022 and December 31, 2021, respectively. Custodial escrow balances maintained in connection with the loans serviced were $333,000 and $270,000 at March 31, 2022 and December 31, 2021, respectively.

In the normal course of business, loans are made to directors and officers of the Bank (related parties). The terms of these loans, including interest rate and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectability. At  March 31, 2022 and December 31, 2021, such borrowers were indebted to the Bank in the aggregate amount of $535,000 and $556,000, respectively.

Changes in the allowance for loan losses as of and for the three months ended March 31, 2022 and 2021 were as follows:

	March 31, 2022
	1-4 family
	residential	Multi-family	Commercial	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$675	$69	$25	$10	$779
Charge-offs	—	—	—	—	—
Recoveries	6	—	—	—	6
Net recoveries (charge-offs)	6	—	—	—	6
(Release of) provision for loan losses	48	(42)	1	(7)	—
Ending balance	$729	$27	$26	$3	$785

	March 31, 2021
	1-4 family
	residential	Multi-family	Commercial	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$798	$29	$38	$5	$870
Charge-offs	—	—	—	—	—
Recoveries	2	—	—	—	2
Net recoveries	2	—	—	—	2
(Release of) provision for loan losses	(90)	(3)	(8)	101	—
Ending balance	$710	$26	$30	$106	$872

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2022 and December 31, 2021, were as follows:

	Collectively evaluated		Individually evaluated		Total
		Recorded		Recorded		Recorded
	Allowance for	investment in	Allowance for	investment in	Allowance for	investment in
	loan losses	loans	loan losses	loans	loan losses	loans
	(Dollars in thousands)
March 31, 2022
1-4 family residential	$612	$87,992	$117	$1,245	$729	$89,237
Multi-family	27	3,698	—	—	$27	$3,698
Commercial	26	4,206	—	—	$26	$4,206
Consumer	3	147	—	—	$3	$147
Total	$668	$96,043	$117	$1,245	$785	$97,288
December 31, 2021
1-4 family residential	$557	$86,892	$118	$1,136	$675	$88,028
Multi-family	69	3,497	—	—	$69	$3,497
Commercial	25	4,604	—	—	$25	$4,604
Consumer	10	372	—	—	$10	$372
Total	$661	$95,365	$118	$1,136	$779	$96,501

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

The following table presents loan balances based on risk rating as of March 31, 2022 and December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful	Total loans
	(Dollars in thousands)
March 31, 2022
1-4 family residential	$88,974	$44	$219	$—	$89,237
Multi-family	3,698	—	—	—	3,698
Commercial	4,206	—	—	—	4,206
Consumer	147	—	—	—	147
Total	$97,025	$44	$219	$—	$97,288
December 31, 2021
1-4 family residential	$87,881	$45	$102	$—	$88,028
Multi-family	3,497	—	—	—	3,497
Commercial	4,604	—	—	—	4,604
Consumer	372	—	—	—	372
Total	$96,354	$45	$102	$—	$96,501

The aging of the Bank’s loan portfolio as of March 31, 2022 and December 31, 2021, is as follows:

	31-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loan Balance
	(Dollars in thousands)
March 31, 2022
1-4 family residential	$177	—	$219	$396	$88,841	$89,237
Multi-family	—	—	—	—	3,698	3,698
Commercial	—	—	—	—	4,206	4,206
Consumer	—	—	—	—	147	147
Total	$177	$—	$219	$396	$96,892	$97,288

December 31, 2021
1-4 family residential	$—	$41	$102	$143	$87,885	$88,028
Multi-family	—	—	—	—	3,497	3,497
Commercial	—	—	—	—	4,604	4,604
Consumer	—	—	—	—	372	372
Total	$—	$41	$102	$143	$96,358	$96,501

Loans individually evaluated for impairment as of March 31, 2022 and December 31, 2021, were as follows:

	Recorded investment	Unpaid principal balance	Related allowance
	(Dollars in thousands)
March 31, 2022
With no related allowance recorded
1-4 family residential	$470	$692	$—
Multi-family	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	$470	$692	$—
With a related allowance recorded
1-4 family residential	$775	$782	$117
Multi-family	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	$775	$782	$117
Balance at March 31, 2022	$1,245	$1,474	$117
December 31, 2021
With no related allowance recorded
1-4 family residential	$355	$595	$—
Multi-family	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	$355	$595	$—
With a related allowance recorded
1-4 family residential	$781	$797	$118
Multi-family	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	$781	$797	$118
Balance at December 31, 2021	$1,136	$1,392	$118

The average recorded investment and interest income recognized for the loans individually evaluated for impairment for the three months ended March 31, 2022 and 2021, were as follows:

	Average recorded investment	Interest income recognized
	(Dollars in thousands)
March 31, 2022
With no related allowance recorded
1-4 family residential	$471	$6
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$471	$6
With a related allowance recorded
1-4 family residential	$778	$7
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$778	$7
Balance for the three months ended March 31, 2022	$1,249	$13
March 31, 2021
With no related allowance recorded
1-4 family residential	$1,328	$19
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$1,328	$19
With a related allowance recorded
1-4 family residential	$985	$12
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$985	$12
Balance for the three months ended March 31, 2021	$2,313	$31

Troubled debt restructurings provide for modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an impairment analysis at the time of restructuring and periodically thereafter. Any reserve required is recorded through a provision to the allowance for loan losses.

There were no new troubled debt restructurings during the three months ended March 31, 2022 or 2021. In March 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed into law. Among other things, the CARES Act suspended the requirements related to accounting for TDRs for certain loan modifications related to the COVID-19 pandemic.

The Bank has minimal direct exposure to consumer, commercial, and other small businesses that may be negatively impacted by COVID-19, but management has analyzed and increased the qualitative factors in these and other loan categories for incurred, but not yet identified loan losses attributable to COVID-19. As of March 31, 2022, management did not see significant disruption with existing customers related to COVID-19. However, during the years ended December 31, 2020 and 2021, management did grant customer requests to defer payments on 50 loans with unpaid balances of $9.7 million. As of March 31, 2022, all COVID-19 loan modifications have returned to repayment. Management has also assisted small businesses that could benefit from the CARES Act, particularly in the SBA’s Paycheck Protection Program (“PPP”). As of March 31, 2022, all PPP loans have been forgiven by the SBA.

Note 4: Other Real Estate Owned

At March 31, 2022 and December 31, 2021, the balance of other real estate owned was $0 and $68,000, respectively.

The following table represents the movement in OREO during the periods presented.

	Three months ended March 31,
	2022	2021
	(Dollars in thousands)
Transfer of loan to OREO	$—	$62
Sale of OREO	—	—
Gross gain realized on transfer to OREO	—	6
Gross gain realized on sale of OREO	—	—

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $60,000 as of March 31, 2022 and December 31, 2021.

Note 5: Deposits

As of March 31, 2022, for years below ended March 31, the scheduled maturities of time deposits are as follows:

For the 12 months ended
March 31,	Amount
(Dollars in thousands)
2023	$34,664
2024	14,022
2025	7,773
2026	4,288
2027 and beyond	2,851
Total	$63,598

In the normal course of business, deposit accounts are held by directors and executive officers of the Bank (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At March 31, 2022 and December 31, 2021, total deposits held by directors and officers of the Bank were $794,000 and $1.1 million, respectively.

Note 6: Other Borrowings

On May 21, 2021, the Bank obtained an FHLB advance totaling $5.0 million with 0% interest rate. This advance is collateralized by loans pledged to the FHLB and matures on May 21, 2022. Additionally, on May 21, 2021, the Bank repaid the existing non-interest bearing FHLB advance totaling $4.0 million that was due on May 24, 2021. The Bank is eligible to borrow up to a total of $62.0 million and $60.8 million at March 31, 2022 and December 31, 2021, respectively, which is collateralized by $78.4 million and $76.8 million of first mortgage loans under a blanket lien arrangement at March 31, 2022 and December 31, 2021, respectively.

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at March 31, 2022 or December 31, 2021.

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

The following table presents the Bank’s assets that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2022 and December 31, 2021:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2022
Securities Available-for-sale
U.S. government agency obligations	$15,140	$—	$15,140	$—
Municipal obligations	20,754	—	20,754	—
Mortgage-backed residential obligations	44,220	—	44,220	—
Collateralized mortgage obligations	33,342	—	33,342	—
Total	$113,456	$—	$113,456	$—

December 31, 2021
Securities Available-for-sale
U.S. government agency obligations	$10,053	$—	$10,053	$—
Municipal obligations	18,000	—	18,000	—
Mortgage-backed residential obligations	42,148	—	42,148	—
Collateralized mortgage obligations	30,749	—	30,749	—
Total	$100,950	$—	$100,950	$—

The Bank may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis and the valuation techniques used to measure nonrecurring Level 3 fair value measurements as of March 31, 2022 and December 31, 2021, were as follows:

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2022
Impaired loans	$658	—	—	$658

December 31, 2021
Impaired loans	$663	—	—	$663

There were no gains or losses recognized on assets measured on a nonrecurring basis during the three months ended March 31, 2022 or 2021. The numerical range of unobservable inputs for the valuation assumptions used in calculating the amounts disclosed above is not meaningful to this presentation.

Note 8: Fair Value of Financial Instruments

Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 13 – Fair Value Measurements. The following disclosures include financial instruments that are not carried at fair value on the Consolidated Balance Sheets.

Certain financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The carrying value of these financial instruments assumes to approximate the fair value of these instruments. These instruments include cash and cash equivalents, non-interest bearing deposit accounts, Time deposits with other financial institutions, FHLB stock, escrow deposits, FHLB Advances and accrued interest receivable and payable.

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
March 31, 2022
Financial assets:
Loans, net	$97,345	$—	$92,018	$785	$92,803
Loans held for sale	175	—	180	—	180
Financial liabilities:
Interest-bearing deposits	$174,958	$—	$162,982	$—	$162,982

December 31, 2021
Financial assets:
Loans, net	$96,534	$—	$95,612	$779	$96,391
Loans held for sale	104	—	112	—	112
Financial liabilities:
Interest-bearing deposits	$186,531	$—	$181,564	$—	$181,564

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

As of March 31, 2022 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category. On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9% subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. In April 2020, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold increased to 8.5% in 2021 and will return to 9% in 2022. The Bank elected to begin using CBLR for the first quarter of 2020. Management believes, as of March 31, 2022, that the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios as of March 31, 2022 and December 31, 2021, are presented below:

			Minimum Required to be
	Actual		Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio
As of March 31, 2022	(Dollars in thousands)
Tier 1 capital (to Average Assets)	$64,945	21.74%	$26,887	>9%
As of December 31,2021
Tier 1 capital (to Average Assets)	$44,262	16.11%	$23,349	>8.5%

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

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At March 31, 2022 and December 31, 2021, unused lines of credit and outstanding commitments to originate loans were as follows:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Unused line of credit	$3,751	$4,001
Commitments to originate loans	97	219
Total commitments	$3,848	$4,220

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

Note 11: Earnings Per Share

Basic EPS represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that should then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents.

There were no securities or other contracts that had a dilutive effect during the three months ended March 31, 2022, and therefore the weighted-average common shares oustanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for EPS calculations. EPS data is not applicable for the three months ended March 31, 2021 as the Company had no shares outstanding.

Three Months ended March 31,
2022
(Income in thousands)
Net loss applicable to common shares	$(279)

Average number of common shares outstanding	4,318,367
Less: Average unallocated ESOP shares	343,981
Average number of common shares oustanding used to calculate basic earnings per common share	3,974,386
Earnings per common share basic and diluted	$(0.07)

All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS.

Note 12: ESOP

Employees participate in an Employee Stock Ownership Plan ("ESOP"). The ESOP borrowed funds from the Company to purchase 431,836 shares of stock at $10 per share. The Bank makes discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. Participants receive the shares at the end of employment. Dividends on allocated shares increase participants accounts.

There were no contributions to the ESOP during the first three months of 2022, as the initial annual loan payment will be made during the fourth quarter. Expense recorded was $54,000 during the three months ended March 31, 2022, and is recognized over the service period.

Shares held by the ESOP were as follows:

Three Months ended March 31,
2022
(Dollars in thousands)
Shares committed for allocation	4,320
Unallocated	427,516
Total ESOP shares	431,836

Fair value of unearned shares at March 31, 2022	$5,164

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of our financial performance through a discussion of our financial condition as of March 31, 2022 and as compared to our financial condition as of December 31, 2021, and our results of operations for the three-month periods ended March 31, 2022 and 2021. This section should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

General

On January 18, 2022, the NSTS Bancorp, Inc. (“the Company”) became the holding company for North Shore Trust and Savings (“the Bank”) when North Shore MHC completed its conversion into the stock holding company form of organization. In connection with the conversion, the Company sold 5,290,000 shares of common stock at a price of $10 per share, for gross proceeds of $52.9 million. The Company also contributed 107,959 shares of common stock and $150,000 in cash to North Shore Trust and Savings Charitable Foundation, Inc. Shares of the Company common stock began trading on January 19, 2022 on the Nasdaq Capital Market under the trading symbol “NSTS.”

NSTS Bancorp, Inc.

NSTS Bancorp, Inc. is a Delaware corporation which was incorporated in September 2021. As a savings and loan holding company, NSTS Bancorp, Inc. is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Company’s primary business activities relate to owning all of the outstanding shares of capital stock of the Bank.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with North Shore MHC's Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

North Shore Trust and Savings

North Shore Trust and Savings, a federally-chartered stock savings institution, was established in 1921 as North Shore Building and Loan, an Illinois-chartered institution. Since its inception, the Bank has operated as a traditional savings institution focused primarily on serving the banking needs of customers in our market area of Lake County, Illinois and adjacent communities. We operate from our headquarters and main banking office in Waukegan, Illinois, as well as two additional full-service branch offices located in Waukegan and Lindenhurst, Illinois, respectively. We have a loan production office in Chicago, Illinois. Our primary business activity is attracting deposits from the general public and using those funds to originate one- to four-family residential mortgage loans and purchase investments. We are subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”).

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated unaudited interim financial statements for the quarter ended March 31, 2022, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. Our significant accounting policies are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report on Form 10-K.

COVID-19

In light of the recent events surrounding the COVID-19 pandemic, we are continually assessing the effects of the pandemic on our employees, customers and communities. In March 2020, the CARES Act was enacted. The CARES Act contains many provisions related to banking, lending, mortgage forbearance and taxation. We have been working diligently to help support our customers through the PPP, loan modifications and loan deferrals. During the years ended December 31, 2020 and 2021, we had funded 40 SBA PPP loans totaling $1.3 million to existing customers and key prospects located primarily in our markets. As of March 31, 2022, all PPP loans were forgiven by the SBA. In addition, during the years ended December 31, 2021 and 2020, we granted loan modifications under the CARES Act generally in the form of three-month deferrals of principal payments and a three-month extension of the maturity date. We handle loan modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic and the related economic slowdown on our customers and their current and projected cash flows through the terms of their respective loans. We believe the customer interaction during this time provides us with an opportunity to broaden and deepen our customer relationships while benefiting the local communities we serve. In total we modified 50 loans with principal balances totaling $9.7 million. As of March 31, 2022, all COVID-19 loan modifications have returned to repayment.

Overview

This discussion is intended to focus on certain financial information regarding our consolidated company and may not contain all the information that is important to the reader. The purpose of this discussion is to provide the reader with a more thorough understanding of our financial statements. As such, this discussion should be read carefully and in conjunction with the consolidated financial statements and accompanying notes contained elsewhere in this report.

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

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. All average balances are based on daily balances. The table also reflects the yields on the Company’s interest-earning assets and costs of interest-bearing liabilities for the periods shown.

	For the Three Months Ended March 31,
	2022			2021
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$96,936	$843	3.48%	$99,494	$933	3.75%
Federal funds sold and interest-bearing deposits in other banks	74,372	29	0.16%	28,479	5	0.07%
Time deposits with other financial institutions	3,377	5	0.59%	10,500	32	1.22%
Securities available for sale	106,312	414	1.56%	87,094	350	1.61%
FHLB of Chicago stock	550	4	2.91%	512	3	2.34%
Total interest-earning assets	281,547	$1,295	1.84%	226,079	$1,323	2.34%
Noninterest-earning assets	21,350			15,585
Total assets	$302,897			$241,664
Interest-bearing liabilities:
Interest-bearing demand	$17,432	$2	0.05%	$16,739	$2	0.05%
Money market	45,671	23	0.20%	48,510	24	0.20%
Savings	48,850	18	0.15%	43,024	16	0.15%
Time deposits	66,395	148	0.89%	66,492	212	1.28%
Total interest-bearing deposits	$178,348	$191	0.43%	$174,765	$254	0.58%
Other borrowings(1)	5,000	—	—%	4,000	—	—%
Total interest-bearing liabilities	183,348	$191	0.42%	178,765	$254	0.57%
Noninterest-bearing liabilities	38,825			16,206
Total liabilities	$222,173			$194,971
Equity	80,724			46,693
Total liabilities and equity	$302,897			$241,664
Net interest income		$1,104			$1,069
Interest rate spread(2)			1.42%			1.77%
Net interest-earning assets(3)	$98,199			$47,314
Net interest margin(4)			1.57%			1.89%
Average interest-earning assets to average-interest bearing liabilities	153.56%			126.47%

(1)	Other borrowings consists of 0% interest rate FHLB advances.
(2)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(3)	Equals total interest-earning assets less total interest-bearing liabilities.
(4)	Equals net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE three months ended March 31, 2022 and 2021

General. For the three months ended March 31, 2022, the Company had a net loss of $279,000, representing an increase in the net loss of $198,000, or 244.4%, from a net loss of $81,000 for the same period ended March 31, 2021. The increase in the net loss is primarily the result of a decrease in noninterest income and an increase of noninterest expenses which are expected to reoccur in future periods and are the result of additional expenses related to being a public company.

Net Interest Income. Net interest income was $1.1 million for the three months ended March 31, 2022 and 2021.

The average yield on total interest-earning assets decreased 50 basis points in the first quarter of 2022 compared to 2021. This decrease was primarily driven by the yield on loans. During 2021, borrowers continued to take advantage of the lower interest rate environment and refinanced their mortgages, resulting in a decrease of the average yield on loans. The decrease was partially offset by a change in our asset mix, in which management invested available cash in securities available for sale to achieve a higher yield.

The cost of interest-bearing liabilities decreased 15 basis points for the three months ended March 31, 2022 from the three months ended March 31, 2021. The net decrease in our funding costs was primarily due to lower prevailing market interest rates, specifically on time deposits. Additionally, during the first quarter of 2022, subsequent to the conversion closing, certain customers withdrew their funds held in time deposits prior to the maturity of these deposits. Upon the withdrawal of these funds, the customers were charged an interest penalty which resulted in a lower overall funding cost during the quarter.

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

During the three months ended March 31, 2022 and 2021, there was no provision for loan loss recorded. We recorded net recoveries of $6,000 for the three months ended March 31, 2022, and $2,000 for the three months ended March 31, 2021. There were no charge-offs recorded during the three months ended March 31, 2022 nor 2021.

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

Noninterest Income. The following table shows the components of noninterest income for the periods presented.

	Three months ended March 31,
Noninterest income:	2022	2021
	(Dollars in thousands)
Gain on sale of mortgage loans	$31	$164
Rental income on office building	11	11
Service charges on deposits	71	67
Increase in cash surrender value of BOLI	43	44
Other	32	37
Total noninterest income	$188	$323

Noninterest income decreased $135,000, or 41.8%, to $188,000 for the quarter ended March 31, 2022 compared to $323,000 for the quarter ended March 31, 2021. The primary driver of the decrease was a reduction in the volume of mortgage loans sold and the resulting gain on the sale of mortgage loans. During the three months ended March 31, 2022, we sold $3.7 million in loans compared to $9.1 million during the three months ended March 31, 2021. The decrease in sale of mortgage loans was partially the decision to originate a higher percentage of loans for the portfolio, as well as an overall decrease in total loans originated during the period.

Noninterest Expense. The following table shows the components of noninterest expense for the periods presented.

	Three months ended March 31,
Noninterest expense:	2022	2021
	(Dollars in thousands)
Salaries and employee benefits	$953	$869
Equipment and occupancy	181	185
Data processing	148	174
Professional services	133	65
Advertising	26	24
Supervisory fees and assessments	41	32
Loan expenses	29	41
Deposit expenses	34	45
Other	102	82
Total noninterest expense	$1,647	$1,517

Noninterest expense increased $130,000, or 8.6%, to $1.6 million for the three months ended March 31, 2022 compared to $1.5 million for the three months ended March 31, 2021. The primary drivers for the increase in noninterest expense are salaries and employee benefits and professional services expenses. Salaries and employee benefits increased $84,000, or 9.7% as a result of an increase in the number of full-time equivalent employees during the period to 37 employees as of March 31, 2022 compared to 35 employees as of March 31, 2021, as the Bank continues to invest in hiring high performing individuals and growing the strength of our lending team. Additionally, the Bank entered into an Employee Stock Ownership Plan at the closing of the conversion, which resulted in additional ESOP related expenses of $54,000 during the three months ended March 31, 2022. Professional service fees increased $68,000, or 104.6%, to $133,000 during the three months ended March 31, 2022 compared to $65,000 for the three months ended March 31, 2021. This increase is the results of additional expenses associated with being a public company and are expected to recur in future periods.

Provision for Income Tax Benefit. Income tax benefit increased $32,000, or 72.7%, to $76,000 for the three months ended March 31, 2022 compared to $44,000 for the three months ended March 31, 2021, primarily due to the increase in the net loss during the period.

COMPARISON OF FINANCIAL CONDITION AT March 31, 2022 and December 31, 2021

	At March 31,	At December 31,
	2022	2021
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$51,552	$121,611
Securities available for sale	113,456	100,950
FHLB stock	550	550
Loans receivable, net	97,345	96,534
Total assets	284,911	340,869
Total deposits	188,152	285,621
FHLB advances	5,000	5,000
Total equity	$86,625	$45,183

Total Assets. Total assets decreased $56.0 million, or 16.4%, to $284.9 million at March 31, 2022 compared to $340.9 million at December 31, 2021. The decrease is the result of excess funds received as part of the stock subscription process that were returned to prospective buyers due to an oversubscription in the stock offering.

Cash and cash equivalents. The funds received as part of the conversion were primarily held in cash and cash equivalents at December 31, 2021, and excess funds were disbursed during the first quarter of 2022. The result of the disbursement resulted in a decrease in cash and cash equivalents during the period. Additionally, management began to deploy the remaining funds from the stock offering, primarily in securities available for sale, resulting in a further decrease to the balance of cash and cash equivalents as of March 31, 2022, compared to December 31, 2021.

Securities available for sale. Securities available for sale increased $12.5 million, or 12.4%, to $113.5 million at March 31, 2022 compared to $101.0 million at December 31, 2021. This increase was the result of management’s efforts to reduce the cash and cash equivalents balance by investing in higher yielding assets. During the three months ended March 31, 2022, the Bank purchased $25.3 million in securities available for sale, which was partially offset by principal repayments and maturities of $6.2 million, an increase in the unrealized loss on available for sale securities of $6.2 million and amortization and accretion of premiums and discounts of $314,000.

Loans, net. Our loans, net, increased by $811,000, or 0.8%, to $97.3 million at March 31, 2022 compared to $96.5 million at December 31, 2021. During the three months ended March 31, 2022, the Bank originated $4.5 million in loans held for investment. These originations were partially offset by loan repayments and maturities of $3.7 million. At March 31, 2022, the allowance for loan losses was $785,000, an increase of $6,000, or 0.7% compared to $779,000 at December 31, 2021. The increase in the allowance for loan losses was a result of an increase in the overall loan portfolio. During the three months ended March 31, 2022, one loan moved to non-accrual, increasing the non-performing loan balance to $219,000, compared to $102,000 at December 31, 2021. Our non-performing loans to total loans increased to 0.22% at March 31, 2022 compared to 0.15% at December 31, 2021.

Deposits. The decrease in total deposits of $97.5 million, or 34.1%, was primarily the result of refunds issued due to the oversubscription of stock purchases related to the stock offering and a dividend of half the net proceeds received as part of the conversion to the Bank. As of December 31, 2021, prior to the conversion, the Company held a deposit account at the Bank of approximately $87.3 million. Subsequent to the conversion, the balance of the deposit account held at the Bank is eliminated during consolidation. Additionally, prior to September 30, 2021, the Bank received an increase in funds within the deposit accounts as individuals opened accounts to receive priority in purchasing stocks as part of the offering. Subsequent to the conversion, approximately $10.0 million in funds remaining in those accounts were withdrawn by depositors. Majority of these funds were held in short-term time deposits and were subject to interest penalties upon withdrawal.

Other borrowings. Our borrowings, which consists of FHLB of Chicago advances, amount to $5.0 million at March 31, 2022 and December 31, 2021. In May 2021, the FHLB of Chicago offered member banks a one-year advance with 0% interest due to COVID-19. The FHLB advance is due in May 2022.

Total equity. Total equity increased $41.4 million, or 91.7%,  to $86.6 million at March 31, 2022 compared to $45.2 million at December 31, 2021. The increase in total equity is the result of the net proceeds of the stock offering, less unallocated shares of the ESOP.

Asset Quality

The following table sets forth certain information with respect to our nonperforming assets. The increase in nonaccrual loans was the result of one additional loan moving to non-accrual during the three-months ended March 31, 2022.

	At March 31,	At December 31,
	2022	2021
	(Dollars in thousands)
Nonaccrual loans	$219	$102
Loans 90+ days past due and accruing	—	41
Total non-performing loans	219	143
Other real estate owned, net	—	—
Total non-performing assets	219	143
Restructured loans still accruing	1,026	1,035
Total non-performing assets and performing TDRs	$1,245	$1,178

Asset Quality Ratios: (1)
Non-accrual loans as a percent of total loans outstanding	0.22%	0.11%
Non-performing assets as a percent of total assets(1)	0.08%	0.04%
Non-performing assets and TDRs as a percent of total assets(2)	0.44%	0.35%
Allowance for loan losses as a percent of total loans outstanding	0.80%	0.81%
Allowance for loan losses as a percent of non-performing loans(3)	358.45%	544.76%
Net charge-offs (recoveries) to average loans receivable	(0.01)%	0.07%

(1)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
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

The allowance for loan losses, as a percentage of total loans remained fairly consistent at 0.80% as of March 31, 2022 compared to 0.81% at December 31, 2021. The balance of allowance for loan losses increased to $785,000 at March 31, 2022, primarily as a result of the increase in total loans.

Liquidity and Capital Resources

North Shore Trust and Savings maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Chicago. At March 31, 2022, we had $5.0 million outstanding in advances from the FHLB of Chicago and had the capacity to borrow approximately an additional $57.0 million from the FHLB of Chicago.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.7 million and $314,000 for the three months ended March 31, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $19.9 million and $5.8 million for the three months ended March 31, 2022 and 2021, respectively. Net cash used in financing activities, consisting primarily of the activity in deposit accounts and proceeds from the issuance of common stock, was $51.8 million and $448,000 for the three months ended March 31, 2022 and 2021, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from March 31, 2022, totaled $34.7 million. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

As of March 31, 2022, North Shore Trust and Savings was well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2020, North Shore Trust and Savings elected to begin using the CBLR. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9% in 2022 and 8.5% in 2021, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. North Shore Trust and Savings’ Tier 1 capital to Average Assets was 21.74% and 16.11% at March 31, 2022 and December 31, 2021, respectively.

Off-Balance Sheet Arrangements. At March 31, 2022, we had $97,000 of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $3.8 million at March 31, 2022.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at March 31, 2022.

	Total Amounts Committed at	Amount of Commitment Expiration – Per Period
	March 31, 2022	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Unused line of credit	$3,751	$480	$851	$987	$1,433
Commitments to originate loans	97	97	—	—	—
Total commitments	$3,848	$577	$851	$987	$1,433

Contractual Cash Obligations. The following table summarizes our contractual cash obligations at March 31, 2022.

	Total at	Payments Due By Period
	March 31, 2022	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Time deposits	$63,598	$34,664	$21,795	$7,139	$—
Other borrowings	5,000	5,000	—	—	—
Total contractual obligations	$68,598	$39,664	$21,795	$7,139	$—

Impact of Inflation and Changing Prices

The consolidated financial statements and the accompanying notes presented elsewhere in this document have been prepared in accordance with U.S. GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by NSTS Bancorp, Inc. is in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to NSTS Bancorp, Inc.'s management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stephen G. Lear, President and Chief Executive Officer, and Carissa H. Schoolcraft, Chief Financial Officer*

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

*The certification attached as Exhibit 32.1 to this quarterly report on Form 10-Q is “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTS BANCORP, INC.

Dated: May 13, 2022	By:	/s/ Stephen G. Lear
Stephen G. Lear
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2022	By:	/s/ Carissa H. Schoolcraft
Carissa H. Schoolcraft
Chief Financial Officer
(Principal Financial and Accounting Officer)