Form 10-Q
period 2022-09-30
NSTS Bancorp, Inc.
filed 2022-11-14
CIK 1881592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the Registrant had 5,397,959 shares of its common stock outstanding.

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

Part I. Financial Information

Item 1. Consolidated Financial Statements

NSTS BANCORP, INC.

Consolidated Balance Sheets

	September 30, 2022
	(unaudited)	December 31, 2021
	(Dollars in thousands)
Assets:
Cash and due from banks	$1,047	$814
Interest-bearing bank deposits	17,070	120,797
Cash and cash equivalents	18,117	121,611
Time deposits with other financial institutions	4,219	3,469
Securities available for sale	125,267	100,950
Federal Home Loan Bank stock (FHLB)	550	550
Loans held for sale	104	104
Loans, net of unearned income	98,431	97,313
Allowance for loan losses	(685)	(779)
Loans, net	97,746	96,534
Premises and equipment, net	5,101	5,087
Accrued interest receivable	831	641
Bank-owned life insurance (BOLI)	9,203	9,071
Other assets	7,040	2,852
Total assets	$268,178	$340,869
Liabilities:
Deposits:
Noninterest bearing	$12,725	$99,090
Interest-bearing
Demand and NOW checking	18,710	17,931
Money market	45,529	45,414
Savings	48,926	50,312
Time deposits over $250,000	8,435	9,380
Other time deposits	49,136	63,494
Total deposits	183,461	285,621
Escrow deposits	936	1,442
Other borrowings	—	5,000
Accrued expenses and other liabilities	4,622	3,623
Total liabilities	$189,019	$295,686
Stockholders' equity:
Common Stock ($0.01 par value; 10,000,000 shares authorized; 5,397,959 shares issued and outstanding)	54	—
Additional paid-in capital	50,416	—
Retained earnings	45,252	45,264
Unallocated common shares held by ESOP	(4,189)	—
Accumulated other comprehensive loss, net	(12,374)	(81)
Total stockholders' equity	79,159	45,183
Total liabilities and stockholders' equity	$268,178	$340,869

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Operations (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Interest income:
Loans, including fees	$877	$853	$2,603	$2,662
Securities
Taxable	578	268	1,340	846
Tax-exempt	104	59	298	180
Federal funds sold and other	111	6	213	16
Time deposits with other financial institutions	14	11	25	59
FHLB Stock	4	4	11	10
Total interest income	1,688	1,201	4,490	3,773
Interest expense:
Deposits	192	225	574	716
Net interest income	1,496	976	3,916	3,057
(Reversal of) Provision for loan losses	(84)	(12)	(100)	5
Net interest income after provision for loan losses	1,580	988	4,016	3,052
Noninterest income:
Gain on sale of mortgage loans	30	71	99	316
Gain on sale of securities	—	131	—	131
Rental income on office building	16	11	37	32
Service charges on deposits	75	75	222	216
Increase in cash surrender value of BOLI	45	46	132	134
Other	19	39	572	142
Total noninterest income	185	373	1,062	971
Noninterest expense:
Salaries and employee benefits	993	824	3,003	2,515
Equipment and occupancy	154	168	496	509
Data processing	159	136	461	464
Professional services	141	32	411	144
Advertising	29	15	67	53
Supervisory fees and assessments	33	32	111	95
Loan expenses	16	27	65	99
Deposit expenses	61	49	149	144
Foreclosure and other real estate owned expenses	—	14	—	22
Other	92	59	394	224
Total noninterest expense	1,678	1,356	5,157	4,269
Income (Loss) before income taxes	87	5	(79)	(246)
Income tax benefit	(31)	(11)	(67)	(248)
Net income (loss)	$118	$16	$(12)	$2
Basic and diluted earnings (loss) per share	$0.02	N/A	$—	N/A
Weighted average shares outstanding	4,971,930	N/A	4,644,521	N/A

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Losses) (unaudited)

	For the three months ended September 30,
	2022	2021
	(Dollars in thousands)
Net income	$118	$16
Unrealized net holding (loss) gain on securities
Unrealized net holding (loss) gain on securities arising during period, net of realized gains on sales of $0 and $131,000, in the three months ended September 30, 2022 and 2021, respectively	(6,321)	80
Tax effect	1,802	(23)
Other comprehensive (loss) income, net of taxes	(4,519)	57
Comprehensive (loss) income	$(4,401)	$73

	For the nine months ended September 30,
	2022	2021
	(Dollars in thousands)
Net loss (income)	$(12)	$2
Unrealized net holding loss on securities
Unrealized net holding loss on securities arising during period, net of realized gains on sales of $0 and $131,000, in the nine months ended September 30, 2022 and 2021, respectively	(17,195)	(1,090)
Tax effect	4,902	311
Other comprehensive loss, net of taxes	(12,293)	(779)
Comprehensive loss	$(12,305)	$(777)

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Stockholders’ Equity (unaudited)

					Accumulated
					other	Unallocated
	Common	Common	Additional	Retained	comprehensive	Common Share
	Shares	Stock	Paid-In Capital	earnings	income (loss)	Held by ESOP	Total
		(Dollars in thousands)
		Quarter ended September 30, 2021
Balance at June 30, 2021	—	$—	$—	$45,305	$570	$—	$45,875
Net income	—	—	—	16	—	—	16
Change in net unrealized gain on securities available for sale, net	—	—	—	—	57	—	57
Balance at September 30, 2021	—	$—	$—	$45,321	$627	$—	$45,948
		Quarter ended September 30, 2022
Balance at June 30, 2022	5,397,959	$54	$50,411	$45,134	$(7,855)	$(4,232)	$83,512
Net income	—	—	—	118	—	—	118
ESOP shares committed to be released	—	—	5	—	—	43	48
Change in net unrealized loss on securities available for sale, net	—	—	—	—	(4,519)	—	(4,519)
Balance at September 30, 2022	5,397,959	$54	$50,416	$45,252	$(12,374)	$(4,189)	$79,159

					Accumulated
					other	Unallocated
	Common	Common	Additional	Retained	comprehensive	Common Share
	Share	Stock	Paid-In Capital	earnings	income (loss)	Held by ESOP	Total
		(Dollars in thousands)
		For the nine months ended September 30, 2021
Balance at December 31, 2020	—	$—	$—	$45,319	$1,406	$—	$46,725
Net income	—	—	—	2	—	—	2
Change in net unrealized loss on securities available for sale, net	—	—	—	—	(779)	—	(779)
Balance at September 30, 2021	—	$—	$—	$45,321	$627	$—	$45,948
		For the nine months ended September 30, 2022
Balance at December 31, 2021	—	$—	$—	$45,264	$(81)	—	$45,183
Net losses	—	—	—	(12)	—	—	(12)
Proceeds of stock offering and issuance of common shares (net of issuance costs of $2.5 million)	5,290,000	53	49,387	—	—	—	49,440
Issuance of common shares donated to the NSTS Charitable Foundation	107,959	1	1,008	—	—	—	1,009
Purchase of common shares by the ESOP (431,836 shares)	—	—	—	—	—	(4,319)	(4,319)
ESOP shares committed to be released	—	—	21	—	—	130	151
Change in net unrealized loss on securities available for sale, net	—	—	—	—	(12,293)	—	(12,293)
Balance at September 30, 2022	5,397,959	$54	$50,416	$45,252	$(12,374)	$(4,189)	$79,159

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended September 30,
	2022	2021
	(Dollars in thousands)
Cash flows from operating activities:
Net losses (income)	$(12)	$2
Adjustments to reconcile net losses (income) to net cash provided by operating activities:
Depreciation	200	202
Securities amortization and accretion, net	803	972
Loans originated for sale	(7,457)	(14,077)
Proceeds from sales of loans held for sale	7,556	15,393
Gain on sale of mortgage loans	(99)	(316)
Gain on sale of investments	—	(131)
Gain on transfer to OREO	—	(15)
(Reversal of) Provision for loan losses	(100)	5
Earnings on bank owned life insurance	(132)	(134)
Issuance of common shares donated to North Shore Trust and Savings Charitable Foundation	1,009	—
ESOP Expense	151	—
Increase (decrease) in accrued interest receivable and other assets	524	(940)
Net decrease (increase) in accrued expenses and other liabilities	999	(698)
Net cash provided by operating activities	3,442	263
Cash flows from investing activities:
Net (increase) decrease in portfolio loans	(1,112)	2,128
Principal repayments on mortgage-backed securities	13,853	12,937
Purchases of securities available for sale	(57,473)	(39,056)
Maturities and calls of securities available for sale	1,305	2,045
Sale of securities available for sale	—	6,769
Sale of OREO	—	68
Purchase of Federal Home Loan Bank stock	—	(38)
(Increase) Decrease in time deposits with other financial institutions, net	(750)	6,735
Purchases of premises and equipment, net	(214)	(120)
Net cash used in investing activities	(44,391)	(8,532)
Cash flows from financing activities:
Net change in deposits	(102,160)	18,712
Net change in escrow deposits	(506)	(574)
Repayment of FHLB Advance	(5,000)	(4,000)
Proceeds from FHLB Advance	—	5,000
Proceeds from issuance of common stock, net of costs	49,440	—
Loan to ESOP	(4,319)	—
Net cash (used in) providing by financing activities	(62,545)	19,138
Net change in cash and cash equivalents	(103,494)	10,869
Cash and cash equivalents at beginning of period	121,611	31,868
Cash and cash equivalents at end of period	$18,117	$42,737
Supplemental disclosures of cash flow information:
Loan transferred to OREO	$—	$171
Cash paid during the period for: Interest	580	732

See accompanying notes to consolidated unaudited financial statements

Notes to the Unaudited Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three and nine month periods ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

The Employee Retention Credit was recorded during the second quarter of 2022, when the Bank determined they were eligible. The credit is recorded as other non-interest income and offsets $503,000 of salaries and employee benefits previously recorded as an expense during 2021. As of September 30, 2022, the Bank cannot reasonably estimate when it will receive the refunds. The receivable is recorded in other assets on the Consolidated Balance Sheets. The CARES Act and related Employee Retention Credit was terminated as of September 30, 2021, and therefore the Company does not expect to file for any additional refunds.

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

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may vary from those estimates. Material estimates that could significantly change in the near-term include the adequacy of the allowance for loan losses, determination of the valuation allowance on deferred tax assets and the valuation of investment securities and the related tax effect. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2022. Certain amounts in prior year financial statements have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

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

Note 2: Securities

The amortized cost and estimated fair value of debt securities at September 30, 2022 and December 31, 2021, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties, therefore, these securities have been included in the below table based on average remaining life.

				Mortgage-backed	Collateralized
	U.S. Treasury Notes	U.S. government	Municipal	residential	mortgage	Total available-for-
September 30, 2022		agency obligations	obligations	obligations	obligations	sale
	(Dollars in thousands)
1 year or less	$6,447	$—	$927	$—	$156	$7,530
1 to 5 years	5,809	10,783	4,824	22,163	25,232	68,811
5 to 10 years	—	8,721	2,698	14,389	10,015	35,823
After 10 years	—	—	10,594	—	2,509	13,103
Fair value	12,256	19,504	19,043	36,552	37,912	125,267
Gross unrealized gains	—	—	—	—	—	—
Gross unrealized losses	(181)	(1,903)	(3,979)	(6,097)	(5,148)	(17,308)
Amortized cost	$12,437	$21,407	$23,022	$42,649	$43,060	$142,575

			Mortgage-backed	Collateralized
	U.S. government	Municipal	residential	mortgage	Total available-for-
December 31, 2021	agency obligations	obligations	obligations	obligations	sale
	(Dollars in thousands)
1 year or less	$—	$1,631	$356	$1,064	$3,051
1 to 5 years	5,587	3,941	29,375	16,097	55,000
5 to 10 years	4,466	2,244	12,417	11,976	31,103
After 10 years	—	10,184	—	1,612	11,796
Fair value	10,053	18,000	42,148	30,749	100,950
Gross unrealized gains	73	423	259	279	1,034
Gross unrealized losses	(78)	(14)	(612)	(443)	(1,147)
Amortized cost	$10,058	$17,591	$42,501	$30,913	$101,063

As of September 30, 2022, and December 31, 2021, no securities were pledged to secure public deposits or for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less than 12 Months		12 Months or Longer		Total
	(Dollars in thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2022
U.S. Treasury Notes	$12,256	$(181)	$—	$—	$12,256	$(181)
U.S. government agency obligations	15,628	(1,520)	2,876	(383)	18,504	(1,903)
Municipal obligations	18,820	(3,952)	223	(27)	19,043	(3,979)
Mortgage-backed residential obligations	21,554	(3,058)	14,998	(3,039)	36,552	(6,097)
Collateralized mortgage obligations	23,281	(2,427)	13,978	(2,721)	37,259	(5,148)
Total	$91,539	$(11,138)	$32,075	$(6,170)	$123,614	$(17,308)
December 31, 2021
U.S. government agency obligations	$4,020	$(62)	$1,105	$(16)	$5,125	$(78)
Municipal obligations	2,399	(8)	247	(6)	2,646	(14)
Mortgage-backed residential obligations	26,540	(535)	2,781	(77)	29,321	(612)
Collateralized mortgage obligations	16,715	(338)	4,386	(105)	21,101	(443)
Total	$49,674	$(943)	$8,519	$(204)	$58,193	$(1,147)

At September 30, 2022 and December 31, 2021, certain investment securities were in unrealized loss positions. Some investment securities have declined in value but do not presently represent realized losses. Unrealized losses on investment securities have not been recognized into income because the issuers’ bonds are of high credit quality, the Bank has the intent and ability to hold the securities for the foreseeable future, and the declines in fair value are primarily due to market volatility. The fair values are expected to recover as the bonds approach their maturity dates.

There were no sales of securities available-for-sale during the three and nine months ended September 30, 2022 . There were $131,000 of realized gains from sales of securities available-for-sale during the three and nine months ended September 30, 2021.

Note 3: Loans and allowance for loan losses

A summary of loans by major category as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
First mortgage loans
1-4 family residential	$89,765	$88,028
Multi-family	3,597	3,497
Commercial	3,985	4,604
Total first mortgage loans	97,347	96,129
Consumer loans	211	372
Total loans	97,558	96,501
Net deferred loan costs	873	812
Allowance for loan losses	(685)	(779)
Total loans, net	$97,746	$96,534

First mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of these loans totaled $14.2 million and $15.8 million at September 30, 2022 and December 31, 2021, respectively. Custodial escrow balances maintained in connection with the loans serviced were $175,000 and $270,000 at September 30, 2022 and December 31, 2021, respectively.

In the normal course of business, loans are made to directors and officers of the Bank. The terms of these loans, including interest rate and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectability. At  September 30, 2022 and December 31, 2021, such borrowers were indebted to the Bank in the aggregate amount of $581,000 and $556,000, respectively.

Changes in the allowance for loan losses as of and for the three and nine months ended September 30, 2022 and 2021 were as follows:

	September 30, 2022
	1-4 family
	residential	Multi-family	Commercial	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$713	$26	$26	$4	$769
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—
(Release of) Provision for loan losses	(79)	(2)	(4)	1	(84)
Ending balance	$634	$24	$22	$5	$685

	September 30, 2022
	1-4 family
	residential	Multi-family	Commercial	Consumer	Total
	(Dollars in thousands)
Nine months ended
Beginning balance	$675	$69	$25	$10	$779
Charge-offs	—	—	—	—	—
Recoveries	6	—	—	—	6
Net recoveries (charge-offs)	6	—	—	—	6
(Release of) Provision for loan losses	(47)	(45)	(3)	(5)	(100)
Ending balance	$634	$24	$22	$5	$685

	September 30, 2021
	1-4 family
	residential	Multi-family	Commercial	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$707	$48	$27	$10	$792
Charge-offs	—	—	—	—	—
Recoveries	3	—	—	—	3
Net recoveries (charge-offs)	3	—	—	—	3
(Release of) Provision for loan losses	1	(13)	—	—	(12)
Ending balance	$711	$35	$27	$10	$783

	September 30, 2021
	1-4 family
	residential	Multi-family	Commercial	Consumer	Total
	(Dollars in thousands)
Nine months ended
Beginning balance	$798	$29	$38	$5	$870
Charge-offs	—	—	—	(99)	(99)
Recoveries	7	—	—	—	7
Net recoveries (charge-offs)	7	—	—	(99)	(92)
(Release of) Provision for loan losses	(94)	6	(11)	104	5
Ending balance	$711	$35	$27	$10	$783

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of  September 30, 2022 and December 31, 2021, were as follows:

	Collectively evaluated		Individually evaluated		Total
		Recorded		Recorded		Recorded
	Allowance for	investment in	Allowance for	investment in	Allowance for	investment in
	loan losses	loans	loan losses	loans	loan losses	loans
	(Dollars in thousands)
September 30, 2022
1-4 family residential	$548	$88,781	$86	$984	$634	$89,765
Multi-family	24	3,597	—	—	24	3,597
Commercial	22	3,985	—	—	22	3,985
Consumer	5	211	—	—	5	211
Total	$599	$96,574	$86	$984	$685	$97,558
December 31, 2021
1-4 family residential	$557	$86,892	$118	$1,136	$675	$88,028
Multi-family	69	3,497	—	—	69	3,497
Commercial	25	4,604	—	—	25	4,604
Consumer	10	372	—	—	10	372
Total	$661	$95,365	$118	$1,136	$779	$96,501

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

The following table presents loan balances based on risk rating as of September 30, 2022 and December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful	Total loans
	(Dollars in thousands)
September 30, 2022
1-4 family residential	$89,527	$44	$194	$—	$89,765
Multi-family	3,597	—	—	—	3,597
Commercial	3,985	—	—	—	3,985
Consumer	211	—	—	—	211
Total	$97,320	$44	$194	$—	$97,558
December 31, 2021
1-4 family residential	$87,881	$45	$102	$—	$88,028
Multi-family	3,497	—	—	—	3,497
Commercial	4,604	—	—	—	4,604
Consumer	372	—	—	—	372
Total	$96,354	$45	$102	$—	$96,501

The aging of the Bank’s loan portfolio as of September 30, 2022 and December 31, 2021, is as follows:

	31-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loan Balance
	(Dollars in thousands)
September 30, 2022
1-4 family residential	$—	$—	$159	$159	$89,606	$89,765
Multi-family	—	—	—	—	3,597	3,597
Commercial	—	—	—	—	3,985	3,985
Consumer	—	—	—	—	211	211
Total	$—	$—	$159	$159	$97,399	$97,558

December 31, 2021
1-4 family residential	$—	$41	$102	$143	$87,885	$88,028
Multi-family	—	—	—	—	3,497	3,497
Commercial	—	—	—	—	4,604	4,604
Consumer	—	—	—	—	372	372
Total	$—	$41	$102	$143	$96,358	$96,501

Loans individually evaluated for impairment as of September 30, 2022 and December 31, 2021, were as follows:

	Recorded investment	Unpaid principal balance	Related allowance
	(Dollars in thousands)
September 30, 2022
With no related allowance recorded
1-4 family residential	$437	$640	$—
Multi-family	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	$437	$640	$—
With a related allowance recorded
1-4 family residential	$547	$553	$86
Multi-family	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	$547	$553	$86
Balance at September 30, 2022	$984	$1,193	$86
December 31, 2021
With no related allowance recorded
1-4 family residential	$355	$595	$—
Multi-family	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	$355	$595	$—
With a related allowance recorded
1-4 family residential	$781	$797	$118
Multi-family	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	$781	$797	$118
Balance at December 31, 2021	$1,136	$1,392	$118

The average recorded investment and interest income recognized for the loans individually evaluated for impairment for the three months ended September 30, 2022 and 2021, were as follows:

	Average recorded investment	Interest income recognized
	(Dollars in thousands)
September 30, 2022
With no related allowance recorded
1-4 family residential	$421	$6
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$421	$6
With a related allowance recorded
1-4 family residential	$552	$5
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$552	$5
Balance for the Three Months Ended September 30, 2022	$973	$11
September 30, 2021
With no related allowance recorded
1-4 family residential	$1,141	$15
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$1,141	$15
With a related allowance recorded
1-4 family residential	$850	$10
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$850	$10
Balance for the Three Months Ended September 30, 2021	$1,991	$25

The average recorded investment and interest income recognized for the loans individually evaluated for impairment for the nine months ended September 30, 2022 and 2021, were as follows:

	Average recorded investment	Interest income recognized
	(Dollars in thousands)
September 30, 2022
With no related allowance recorded
1-4 family residential	$324	$21
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$324	$21
With a related allowance recorded
1-4 family residential	$554	$19
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$554	$19
Balance for the nine months ended September 30, 2022	$878	$40
September 30, 2021
With no related allowance recorded
1-4 family residential	$1,155	$52
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$1,155	$52
With a related allowance recorded
1-4 family residential	$860	$29
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total	$860	$29
Balance for the nine months ended September 30, 2021	$2,015	$81

Troubled debt restructurings provide for modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an impairment analysis at the time of restructuring and periodically thereafter. Any reserve required is recorded through a provision to the allowance for loan losses.

There were no new troubled debt restructurings during the three and nine months ended months ended September 30, 2022 or 2021. In March 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed into law. Among other things, the CARES Act suspended the requirements related to accounting for TDRs for certain loan modifications related to the COVID-19 pandemic.

The Bank has minimal direct exposure to consumer, commercial, and other small businesses that may be negatively impacted by COVID-19, but management has analyzed and increased the qualitative factors in these and other loan categories for incurred, but not yet identified loan losses attributable to COVID-19. As of September 30, 2022, management did not see significant disruption with existing customers related to COVID-19. However, during the years ended December 31, 2020 and 2021, management did grant customer requests to defer payments on 50 loans with unpaid balances of $9.7 million. As of September 30, 2022, all COVID-19 loan modifications have returned to repayment. Management has also assisted small businesses that could benefit from the CARES Act, particularly in the SBA’s Paycheck Protection Program (“PPP”). As of September 30, 2022, all PPP loans have been forgiven by the SBA.

Note 4: Other Real Estate Owned

At September 30, 2022 and December 31, 2021, the balance of other real estate owned was $0 and $68,000, respectively.

The following table represents the movement in OREO during the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Transfer of loan to OREO	$—	$109	$—	$171
Sale of OREO	—	68	—	68
Gross gain realized on transfer to OREO	—	9	—	15
Gross gain realized on sale of OREO	—	—	—	—

There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of September 30, 2022 and there were $60,000 as of  December 31, 2021.

Note 5: Deposits

As of September 30, 2022, for years below ended September 30, the scheduled maturities of time deposits are as follows:

For the 12 months ended
September 30,	Amount
(Dollars in thousands)
2023	$31,736
2024	13,222
2025	6,288
2026	3,881
2027 and beyond	2,444
Total	$57,571

In the normal course of business, deposit accounts are held by directors and executive officers of the Bank. The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At September 30, 2022 and December 31, 2021, total deposits held by directors and officers of the Bank were $717,000 and $1.1 million, respectively.

Note 6: Other Borrowings

On May 12, 2022, the Bank repaid the existing FHLB advance totaling $5.0 million with a 0% interest rate that was due on May 21, 2022. Additionally, on May 21, 2021, the Bank repaid the existing non-interest bearing FHLB advance totaling $4.0 million that was due on May 24, 2021. The Bank is eligible to borrow up to a total of $63.7 million and $60.8 million at September 30, 2022 and December 31, 2021, respectively, which would be collateralized by $80.5 million and $76.8 million of first mortgage loans under a blanket lien arrangement at  September 30, 2022 and December 31, 2021, respectively.

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at September 30, 2022 or December 31, 2021.

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

The following table presents the Bank’s assets that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2022 and December 31, 2021:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2022
Securities Available-for-sale
U.S. Treasury Notes	$12,256	$12,256	$—	$—
U.S. government agency obligations	19,504	—	19,504	—
Municipal obligations	19,043	—	19,043	—
Mortgage-backed residential obligations	36,552	—	36,552	—
Collateralized mortgage obligations	37,912	—	37,912	—
Total	$125,267	$12,256	$113,011	$—

December 31, 2021
Securities Available-for-sale
U.S. government agency obligations	$10,053	$—	$10,053	$—
Municipal obligations	18,000	—	18,000	—
Mortgage-backed residential obligations	42,148	—	42,148	—
Collateralized mortgage obligations	30,749	—	30,749	—
Total	$100,950	$—	$100,950	$—

The Bank may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis and the valuation techniques used to measure nonrecurring Level 3 fair value measurements as of September 30, 2022 and December 31, 2021, were as follows:

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2022
Impaired loans	$461	—	—	$461

December 31, 2021
Impaired loans	$663	—	—	$663

There were no gains or losses recognized on assets measured on a nonrecurring basis during the nine months ended September 30, 2022 or 2021. The numerical range of unobservable inputs for the valuation assumptions used in calculating the amounts disclosed above is not meaningful to this presentation.

Note 8: Fair Value of Financial Instruments

Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 7 – Fair Value Measurements. The following disclosures include financial instruments that are not carried at fair value on the Consolidated Balance Sheets.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
September 30, 2022
Financial assets:
Loans, net	$97,746	$—	$—	$89,122	$89,122
Loans held for sale	104	—	107	—	107
Financial liabilities:
Interest-bearing deposits	$170,736	$—	$149,202	$—	$149,202

December 31, 2021
Financial assets:
Loans, net	$96,534	$—	$—	$95,612	$95,612
Loans held for sale	104	—	112	—	112
Financial liabilities:
Interest-bearing deposits	$186,531	$—	$181,564	$—	$181,564

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

As of September 30, 2022 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category. On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9% subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. In April 2020, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold increased to 8.5% in 2021 and returned to 9% in 2022. The Bank elected to begin using CBLR for the first quarter of 2020. Management believes, as of September 30, 2022, that the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios as of September 30, 2022 and December 31, 2021, are presented below:

			Minimum Required to be
	Actual		Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio
As of September 30, 2022	(Dollars in thousands)
Tier 1 capital (to Average Assets)	$65,210	23.78%	$24,685	>9%
As of December 31,2021
Tier 1 capital (to Average Assets)	$44,262	16.11%	$23,349	>8.5%

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

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At September 30, 2022 and December 31, 2021, unused lines of credit and outstanding commitments to originate loans were as follows:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Unused line of credit	$2,936	$4,001
Commitments to originate loans	351	219
Total commitments	$3,287	$4,220

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

There were no securities or other contracts that had a dilutive effect during the three and nine months ended September 30, 2022, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for EPS calculations. EPS data is not applicable for three and nine months ended months ended September 30, 2021 as the Company had no shares outstanding.

	Three Months Ended September 30,	Nine months ended September 30,
	2022	2022
	(Income in thousands)
Net income (loss) applicable to common shares	$118	$(12)

Average number of common shares outstanding	5,397,959	5,042,050
Less: Average unallocated ESOP shares	426,029	397,529
Average number of common shares outstanding used to calculate basic earnings per common share	4,971,930	4,644,521
Earnings (loss) per common share basic and diluted	$0.02	$(0.00)

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

There were no contributions to the ESOP during the first nine months of 2022, as the initial annual loan payment will be made during the fourth quarter. Expense recorded was $48,000 and $151,000 during the three and nine months ended months ended September 30, 2022, and is recognized over the service period.

Shares held by the ESOP were as follows:

As of September 30, 2022

(Dollars in thousands)
Shares committed for allocation	12,960
Unallocated	418,876
Total ESOP shares	431,836

Fair value of unearned shares at September 30, 2022	$4,532

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of our financial performance through a discussion of our financial condition as of September 30, 2022 and as compared to our financial condition as of December 31, 2021, and our results of operations for the three and nine months ended months ended September 30, 2022 and 2021. This section should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

General

On January 18, 2022, NSTS Bancorp, Inc. (“the Company”) became the holding company for North Shore Trust and Savings (“the Bank”) when North Shore MHC completed its conversion into the stock holding company form of organization. In connection with the conversion, the Company sold 5,290,000 shares of common stock at a price of $10 per share, for gross proceeds of $52.9 million. The Company also contributed 107,959 shares of common stock and $150,000 in cash to North Shore Trust and Savings Charitable Foundation, Inc. Shares of the Company's common stock began trading on January 19, 2022 on the Nasdaq Capital Market under the trading symbol “NSTS.”

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated unaudited interim financial statements for the three and nine months ended months ended September 30, 2022, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. Our significant accounting policies are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report on Form 10-K.

COVID-19

In light of the recent events surrounding the COVID-19 pandemic, we are continually assessing the effects of the pandemic on our employees, customers and communities. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted. The CARES Act contains many provisions related to banking, lending, mortgage forbearance and taxation. We worked diligently to help support our customers through the PPP, loan modifications and loan deferrals. During the years ended December 31, 2020 and 2021, we had funded 40 SBA PPP loans totaling $1.3 million to existing customers and key prospects located primarily in our markets. As of September 30, 2022, all PPP loans were forgiven by the SBA. In addition, during the years ended December 31, 2021 and 2020, we granted loan modifications under the CARES Act generally in the form of three-month deferrals of principal payments and a three-month extension of the maturity date. We handle loan modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic and the related economic slowdown on our customers and their current and projected cash flows through the terms of their respective loans. We believe the customer interaction during this time provided us with an opportunity to broaden and deepen our customer relationships while benefiting the local communities we serve. In total we modified 50 loans with principal balances totaling $9.7 million. As of September 30, 2022, all COVID-19 loan modifications have returned to repayment status.

Under the provisions of the CARES Act signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Bank was eligible for a refundable employee retention credit subject to certain criteria. The Bank qualified for the Employee Retention Credit for the quarters ended June 30, 2021 and September 30, 2021 under the CARES Act. The Bank utilized the gross receipts method of calculating eligibility. Based on the eligibility, the Employee Retention Credit is equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee is $10,000 of qualified wages per quarter.

The Employee Retention Credit was recorded during the second quarter of 2022, when the Bank determined it was eligible. The credit is recorded as other non-interest income and offsets $503,000 of salaries and employee benefits previously recorded as an expense during 2021. As of September 30, 2022, the Bank cannot reasonably estimate when it will receive the refunds. The CARES Act and related Employee Retention Credit was terminated as of September 30, 2021, and therefore the Bank does not expect to file for any additional refunds.

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

	For the Three Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$96,751	$877	3.63%	$97,179	$853	3.51%
Federal funds sold and interest-bearing deposits in other banks	24,480	111	1.81%	24,638	6	0.10%
Time deposits with other financial institutions	4,243	14	1.32%	5,728	11	0.77%
Securities available for sale	127,644	682	2.14%	97,608	327	1.34%
FHLB stock	550	4	2.91%	550	4	2.91%
Total interest-earning assets	253,668	$1,688	2.66%	225,703	$1,201	2.13%
Noninterest-earning assets	20,618			15,624
Total assets	$274,286			$241,327
Interest-bearing liabilities:
Interest-bearing demand	$17,547	$2	0.05%	$18,718	$2	0.04%
Money market	46,497	24	0.21%	46,330	24	0.21%
Savings	48,489	18	0.15%	45,344	17	0.15%
Time deposits	60,699	148	0.98%	63,903	182	1.14%
Total interest-bearing deposits	$173,232	$192	0.44%	$174,295	$225	0.52%
Other borrowings(1)	—	—	—%	5,000	—	—%
Total interest-bearing liabilities	173,232	$192	0.44%	179,295	$225	0.50%
Noninterest-bearing liabilities	17,554			16,156
Total liabilities	$190,786			$195,451
Equity	83,500			45,876
Total liabilities and equity	$274,286			$241,327
Net interest income		$1,496			$976
Interest rate spread(2)			2.22%			1.63%
Net interest-earning assets(3)	$80,436			$46,408
Net interest margin(4)			2.36%			1.73%
Average interest-earning assets to average-interest bearing liabilities	146.43%			125.88%

	For the Nine Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$96,726	$2,603	3.59%	$96,968	$2,662	3.66%
Federal funds sold and interest-bearing deposits in other banks	47,288	213	0.60%	25,892	16	0.08%
Time deposits with other financial institutions	3,810	25	0.87%	7,827	59	1.01%
Securities available for sale	116,683	1,638	1.87%	93,242	1,026	1.47%
FHLB stock	550	11	2.67%	537	10	2.48%
Total interest-earning assets	265,057	$4,490	2.26%	224,466	3,773	2.24%
Noninterest-earning assets	20,491			16,768
Total assets	$285,548			$241,234
Interest-bearing liabilities:
Interest-bearing demand	$17,492	$7	0.05%	$17,488	6	0.05%
Money market	45,751	69	0.20%	47,052	72	0.20%
Savings	48,595	55	0.15%	44,464	50	0.15%
Time deposits	63,261	443	0.93%	64,931	588	1.21%
Total interest-bearing deposits	$175,099	$574	0.44%	$173,935	$716	0.55%
Other borrowings(1)	2,601	—	—%	4,487	—	—%
Total interest-bearing liabilities	177,700	$574	0.43%	178,422	716	0.54%
Noninterest-bearing liabilities	24,993			16,703
Total liabilities	$202,693			$195,125
Equity	82,855			46,109
Total liabilities and equity	$285,548			$241,234
Net interest income		$3,916			3,057
Interest rate spread(2)			1.83%			1.70%
Net interest-earning assets(3)	$87,357			$46,044
Net interest margin(4)			1.97%			1.82%
Average interest-earning assets to average-interest bearing liabilities	149.16%			125.81%

(1)	Other borrowings consists of 0% interest rate FHLB advances.
(2)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(3)	Equals total interest-earning assets less total interest-bearing liabilities.
(4)	Equals net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

General. For the three months ended September 30, 2022, the Company had net income of $118,000, compared to net income of $16,000 for the same period ended September 30, 2021. The increase in net income is primarily the result of a reversal of the provision for loan losses, and an increase in interest income, primarily from securities available for sale, offset by a decrease in noninterest income and an increase in noninterest expense. Additionally, for the nine months ended September 30, 2022, the Company had a net loss of $12,000, compared to net income of $2,000 for the same period ended September 30, 2021. The changes in net income (loss) are primarily the result of an increase of noninterest expenses, which are expected to reoccur in future periods and are the result of additional expenses related to being a public company, offset by the recognition of the Employee Retention Credit during the second quarter of 2022.

Net Interest Income. Net interest income was $1.5 million and $1.0 million for the three months ended September 30, 2022 and 2021. Net interest income was $3.9 million and $3.1 million for the nine months ended September 30, 2022 and 2021, respectively.

The average yield on total interest-earning assets increased 53 basis points in the third quarter of 2022 compared to 2021. This increase was driven by an increase of 12 basis points in the average yield on loans, net, to 3.63%, an increase of 80 basis points for the average yield on investments, net, to 2.14%, and an increase in the average yield on interest-bearing deposits in other banks of 171 basis points, to 1.81%. Management continues to deploy funds into the investments portfolio, helping to increase  the average yield earned on investments. The average yield on total interest-earning assets increased 2 basis points in the first nine months of 2022 compared to 2021.

During 2021, borrowers continued to take advantage of the lower interest rate environment and refinanced their mortgages, driving down the yield on loans during 2021 and the beginning of 2022. However, during 2022, as interest rates on mortgages have risen, the average yield on the loan portfolio has increased.

Notwithstanding a general increase in market interest rates during 2022, the cost of interest-bearing liabilities decreased 6 basis points for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and decreased 11 basis points for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The net decrease in our funding costs was primarily driven by a decrease in the average yield of time deposits. During the first quarter of 2022, subsequent to the conversion closing, certain customers withdrew their funds held in time deposits prior to the maturity of these deposits. Upon the withdrawal of these funds, the customers were charged an interest penalty which resulted in a lower overall funding cost during the quarter.

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

During the three months ended September 30, 2022 and 2021, a reversal of provision of $84,000 and $12,000, respectively, was recorded. During the nine months ended September 30, 2022, a reversal of provision of $100,000 was recorded, compared to a provision of $5,000 for the same period ending September 30, 2021. The reversal of the provision in 2022 was primarily the result of strong economic factors leading to a reduction in the qualitative adjustment of the allowance for loan loss. The rolling average unemployment rate in Kenosha/Lake Counties continues to decline. Additionally, the Bank has reduced its qualitative adjustment due to reduced COVID-19 uncertainties. The Bank has not experienced losses specific to COVID-19 during the pandemic. Net recoveries of $6,000 were recorded during the nine months ended September 30, 2022, compared to net charge-offs of $92,000 during the same period ended September 30, 2021. Additionally, during the three months ended September, 2022, there were no recoveries or charge-offs recorded. During the three months ended September 30, 2021, recoveries of $3,000 were recorded.

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

Noninterest Income. The following table shows the components of noninterest income for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
Noninterest income:	2022	2021	2022	2021
	(Dollars in thousands)
Gain on sale of mortgage loans	$30	$71	$99	$316
Gain on sale of securities	—	131	—	131
Rental income on office building	16	11	37	32
Service charges on deposits	75	75	222	216
Increase in cash surrender value of BOLI	45	46	132	134
Other	19	39	572	142
Total noninterest income	$185	$373	$1,062	$971

Noninterest income decreased $188,000, or 50.4%, to $185,000 for the quarter ended September 30, 2022 compared to $373,000 for the quarter ended September 30, 2021. The primary driver of the decrease is the absence of gain on sale of securities during the three months ended September 30, 2022 compared to $131,000 during the three months ended September 30, 2021. Management did not sell any securities during the three months ended September 30, 2022 due to the unrealized loss position of the portfolio. Additionally, the decrease was driven by a decrease in the gain on sale of loans. During the three months ended September 30, 2022, we sold $1.8 million in loans compared to $3.1 million during the three months ended September 30, 2021. The decrease in sale of mortgage loans was partially due to the decision to originate a higher percentage of loans for the portfolio, as well as an overall decrease in total loans originated during the period.

Noninterest income increased $91,000, or 9.4%, to $1.1 million for the nine months ended September 30, 2022 compared to $971,000 for the same period ended September 30, 2021. The increase is due to the recognition of the Employee Retention Credit during the second quarter of 2022, offset by a reduction in the volume of mortgage loans sold and the resulting gain on the sale of mortgage loans. During the nine months ended September 30, 2022, we sold $7.5 million in loans compared to $15.4 million during the nine months ended September 30, 2021. The decrease in sale of mortgage loans was partially due to the decision to originate a higher percentage of loans for the portfolio, as well as an overall decrease in total loans originated during the period.  Additionally, there were no gains on sales of securities during the nine months ended September 30, 2022 compared to $131,000 during the nine months ended September 30, 2021. Management did not sell any securities during the three months ended September 30, 2022 due to the unrealized loss position of the portfolio.

Noninterest Expense. The following table shows the components of noninterest expense for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
Noninterest expense:	2022	2021	2022	2021
	(Dollars in thousands)
Salaries and employee benefits	$993	$824	$3,003	$2,515
Equipment and occupancy	154	168	496	509
Data processing	159	136	461	464
Professional services	141	32	411	144
Advertising	29	15	67	53
Supervisory fees and assessments	33	32	111	95
Loan expenses	16	27	65	99
Deposit expenses	61	49	149	144
Foreclosure and other real estate owned expenses	—	14	—	22
Other	92	59	394	224
Total noninterest expense	$1,678	$1,356	$5,157	$4,269

Noninterest expense increased $322,000, or 24.5%, to $1.7 million for the three months ended September 30, 2022 compared to $1.4 million for the three months ended September 30, 2021. The primary drivers for the increase in noninterest expense are salaries and employee benefits and professional services expenses. The Bank, in accordance with our strategic plan, continues to invest in hiring and growing the strength of our lending team, resulting in an increase in the average number of full-time equivalent employees during the period to 38 employees as of September 30, 2022, compared to 35 employees as of September 30, 2021. Additionally, in an effort to attract and retain employees, the Bank established an Employee Stock Ownership Plan "ESOP" at the closing of the conversion, which resulted in the recognition of additional ESOP related expenses of $54,000 during the three months ended September 30, 2022. Professional service fees increased $109,000, or 340.6%, to $141,000 during the three months ended September 30, 2022 compared to $32,000 for the three months ended September 30, 2021. This increase is the results of additional expenses associated with being a public company and are expected to reoccur in future periods.

Noninterest expense increased $888,000, or 20.8%, to $5.2 million for the nine months ended September 30, 2022 compared to $4.3 million for the nine months ended September 30, 2021. The primary drivers for the increase in noninterest expense are salaries and employee benefits and professional services expenses. Salaries and employee benefits increased $488,000, or 19.4% as a result of an increase in the number of full-time equivalent employees during the periods. Additionally, ESOP related expenses of $151,000 was recognized during the nine months ended September 30, 2022. Professional service fees increased $267,000, or 185.4%, to $411,000 during the nine months ended September 30, 2022 compared to $144,000 for the nine months ended September 30, 2021. This increase is the result of additional expenses associated with being a public company and are expected to reoccur in future periods. Other noninterest expense increased $170,000, or 75.9.0%, to $394,000 during the nine months ended September 30, 2022 compared to $224,000 for the nine months ended September 30, 2021, primarily due to additional expenses associated with the filing for the Employee Retention Credit.

Provision for Income Tax Expense (Benefit). During the three months ended September 30, 2022, the Company recognized income tax benefit of $31,000, compared to an income tax benefit of $11,000 during the same period ended September 30, 2021. The increase in benefit is primarily due to the recognition of deferred tax assets during the third quarter of 2022. Income tax benefit decreased $181,000, or 73.0%, to $67,000 for the nine months ended September 30, 2022 compared to $248,000 for the nine months ended September 30, 2021, primarily due to the recognition of the Employee Retention Credit income during 2022.

COMPARISON OF FINANCIAL CONDITION AT September 30, 2022 and December 31, 2021

	At September 30,	At December 31,
	2022	2021
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$18,117	$121,611
Securities available for sale	125,267	100,950
FHLB stock	550	550
Loans receivable, net	97,746	96,534
Total assets	268,178	340,869
Total deposits	183,461	285,621
FHLB advances	—	5,000
Total equity	$79,159	$45,183

Total Assets. Total assets decreased $72.7 million, or 21.3%, to $268.2 million at September 30, 2022 compared to $340.9 million at December 31, 2021. The decrease was primarily due to a decrease in cash and cash equivalents as a result of refunds issued due to the oversubscription of stock purchases related to the stock offering.

Cash and cash equivalents. The funds received as part of the conversion were primarily held in cash and cash equivalents at December 31, 2021, and excess funds were disbursed during the first quarter of 2022. The disbursement resulted in a decrease in cash and cash equivalents during the period. Additionally, management continued to deploy the remaining funds from the stock offering primarily in securities available for sale, resulting in a further decrease to the balance of cash and cash equivalents as of  September 30, 2022, compared to December 31, 2021. The Bank continues to maintain levels of liquid assets deemed adequate by management.

Securities available for sale. Securities available for sale increased $24.3 million, or 24.1%, to $125.3 million at September 30, 2022 compared to $101.0 million at December 31, 2021. This increase was the result of management’s efforts to reduce the cash and cash equivalents balance by investing in higher yielding assets. During the nine months ended September 30, 2022, the Bank purchased $57.5 million in securities available for sale, which was partially offset by principal repayments and maturities of $13.9 million, an increase in the unrealized loss on available for sale securities of $12.3 million and amortization and accretion of premiums and discounts of $803,000. During the nine months ended September 30, 2022, the Bank purchased U.S. Treasury Notes of $12.3 million, resulting in a slight adjustment to the mix of the securities available-for-sale as well as reducing the duration of the portfolio while maintaining a higher yielding portfolio.

Loans, net. Our loans, net, increased by $1.2 million, or 1.3%, to $97.7 million at September 30, 2022 compared to $96.5 million at December 31, 2021. During the nine months ended September 30, 2022, the Bank originated $13.5 million in loans held for investment. These originations were offset by loan repayments and maturities of $12.3 million. During the nine months ended September 30, 2022, two large commercial loans paid off early, resulting in a decrease of the commercial loan balance of $1.8 million. At September 30, 2022, the allowance for loan losses was $685,000, a decrease of $94,000, or 12.1% compared to $779,000 at December 31, 2021. The decrease in the allowance for loan losses was primarily the result of improving economic factors leading to a reduction in the qualitative adjustment of the allowance for loan loss. During the nine months ended September 30, 2022, the non-accrual balance increased to $159,000, compared to $102,000 at December 31, 2021. One loan on non-accrual as of December 31, 2021 paid off during the second quarter of 2022. During the nine months ended September 30, 2022, two loans moved to non-accrual, one of which paid off during the second quarter of 2022. Our non-performing loans to total loans increased to 0.17% at September 30, 2022 compared to 0.15% at December 31, 2021.

Deposits. The decrease in total deposits of $102.2 million, or 35.8%, was primarily the result of refunds issued due to the oversubscription of stock purchases related to the stock offering and a capital infusion into the Bank in the amount of half the net proceeds received as part of the conversion. As of December 31, 2021, prior to the conversion, the Company held a deposit account at the Bank of approximately $87.3 million. Subsequent to the conversion, the balance of the deposit account held at the Bank is eliminated during consolidation. Additionally, prior to September 30, 2021, the Bank received an increase in funds within the deposit accounts as individuals opened accounts to receive priority in purchasing stock as part of the offering. Subsequent to the conversion, approximately $10.0 million in funds remaining in those accounts were withdrawn by depositors. Majority of these funds were held in short-term time deposits and were subject to interest penalties upon withdrawal.

Other borrowings. During the nine months ended September 30, 2022, the Bank repaid the 0% interest FHLB Advance of $5.0 million, resulting in no Other Borrowings as of September 30, 2022.

Total equity. Total equity increased $34.0 million, or 75.2%, to $79.2 million at September 30, 2022 compared to $45.2 million at December 31, 2021. The increase in total equity is the result of the net proceeds of the conversion stock offering, less unallocated shares of the ESOP, offset by the increase in the unrealized loss on securities available for sale.

Asset Quality

The following table sets forth certain information with respect to our nonperforming assets. The increase in non-accrual loans from December 31, 2021 to September 30, 2022 was the result of two loans moving to non-accrual, one of which paid off during the second quarter of 2022.

	At September 30,	At December 31,
	2022	2021
	(Dollars in thousands)
Nonaccrual loans	$159	$102
Loans 90+ days past due and accruing	—	41
Total non-performing loans	159	143
Other real estate owned, net	—	—
Total non-performing assets	159	143
Restructured loans still accruing	910	1,035
Total non-performing assets and performing TDRs	$1,069	$1,178

Asset Quality Ratios: (1)
Non-accrual loans as a percent of total loans outstanding	0.16%	0.11%
Non-performing assets as a percent of total assets(1)	0.06%	0.04%
Non-performing assets and TDRs as a percent of total assets(2)	0.40%	0.35%
Allowance for loan losses as a percent of total loans outstanding	0.70%	0.81%
Allowance for loan losses as a percent of non-performing loans(3)	430.82%	544.76%
Net charge-offs (recoveries) to average loans receivable	(0.01)%	0.07%

(1)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
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

The allowance for loan losses, as a percentage of total loans  at 0.70% and 0.81% as of September 30, 2022 and December 31, 2021. The balance of allowance for loan losses decreased to $685,000 at September 30, 2022, primarily the result of improving economic factors leading to a reduction in the qualitative adjustment of the allowance for loan loss.

Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Chicago. At September 30, 2022, we had no outstanding in advances from the FHLB of Chicago and had the capacity to borrow approximately $63.7 million from the FHLB of Chicago.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $3.4 million and $263,000 for the nine months ended September 30, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $44.4 million and $8.5 million for the nine months ended September 30, 2022 and 2021, respectively, with the increase in cash used driven by the purchase of securities held in the available for sale portfolio. Net cash used in financing activities, consisting primarily of the activity in deposit accounts offset by proceeds from the issuance of common stock, was $62.5 million for the nine months ended September 30, 2022. Net cash providing by financing activities, consisting primarily of the activity in deposit accounts offset by proceeds from the issuance of common stock, was $19.1 for the nine months ended September 30, 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from September 30, 2022, totaled $31.7 million. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

As of September 30, 2022, the Bank was well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2020, the Bank elected to begin using the CBLR. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9% in 2022 and 8.5% in 2021, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. North Shore Trust and Savings’ Tier 1 capital to Average Assets was 23.78% and 16.11% at September 30, 2022 and December 31, 2021, respectively.

Off-Balance Sheet Arrangements. At September 30, 2022, we had $351,000 of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $2.9 million at September 30, 2022.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2022.

	Total Amounts Committed at	Amount of Commitment Expiration – Per Period
	September 30, 2022	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Unused line of credit	$2,936	$150	$649	$747	$1,390
Commitments to originate loans	351	351	—	—	—
Total commitments	$3,287	$501	$649	$747	$1,390

Contractual Cash Obligations. The following table summarizes our contractual cash obligations at September 30, 2022.

	Total at	Payments Due By Period
	September 30, 2022	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Time deposits	$57,571	$31,736	$19,510	$6,325	$—
Total contractual obligations	$57,571	$31,736	$19,510	$6,325	$—

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NSTS BANCORP, INC.

Dated: November 14, 2022	By:	/s/ Stephen G. Lear
Stephen G. Lear
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Carissa H. Schoolcraft
Carissa H. Schoolcraft
Chief Financial Officer
(Principal Financial and Accounting Officer)