Form 10-K
period 2022-12-31
NSTS Bancorp, Inc.
filed 2023-03-30
CIK 1881592

null

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                             ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                                                  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the Registrant's voting common stock held by non-affiliates based on the closing price of the common stock on June 30, 2022 was $57.6 million.

As of March 27, 2023, the Registrant had 5,397,959 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its Annual Meeting of Stockholders, scheduled to be held May 24, 2023, are incorporated by reference into Part III of this Form 10-K.

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

●	our ability to access cost-effective funding, including significant fluctuations in our deposit accounts;

●

major catastrophes such as tornadoes, floods or other natural disasters, as well as public health emergencies and pandemics, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;

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

●	our ability to hire and retain key employees and our reliance on our executive officers; and

●	our compensation expense associated with equity allocated or awarded to our employees.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

NSTS Bancorp, Inc.

NSTS Bancorp, Inc. is a Delaware corporation which was incorporated in September 2021. As a savings and loan holding company, NSTS Bancorp, Inc. is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). NSTS Bancorp, Inc. was formed to serve as the stock holding company for North Shore Trust and Savings (the “Bank”) in connection with the conversion of North Shore Trust and Savings, NSTS Financial Corporation and North Shore MHC (collectively, the “Company,” “we” or “our”), from the mutual to the stock form of organization, which was completed on January 18, 2022. NSTS Bancorp Inc.’s executive offices are located at 700 S. Lewis Ave., Waukegan, Illinois 60085, and its telephone number is (847) 336-4430.

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

NSTS Bancorp, Inc.’s cash flow depends on earnings from the investment of the net proceeds of the stock offering and from any dividends it receives from North Shore Trust and Savings.  North Shore Trust and Savings is subject to regulatory limitations on the amount of dividends that it may pay. NSTS Bancorp, Inc. does not own or lease any property, but instead pays North Shore Trust and Savings for the use of its premises, furniture and equipment.  We employ as officers of NSTS Bancorp, Inc. only persons who are also officers of North Shore Trust and Savings. However, we use the support staff of North Shore Trust and Savings from time to time.  We pay North Shore Trust and Savings for the time devoted to NSTS Bancorp, Inc. by employees of North Shore Trust and Savings; however, these individuals are not separately compensated by NSTS Bancorp, Inc.  NSTS Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

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

North Shore Trust and Savings is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are customer deposits, repayments of loans, maturities of investments and funds borrowed from outside sources such as the Federal Home Loan Bank of Chicago (“FHLB”). These funds are primarily used for the origination of loans, including one- to four-family residential first mortgage loans, commercial real estate mortgage loans, multi-family residential mortgage loans and consumer loans. North Shore Trust and Savings derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. We invest in bank owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. BOLI also generally provides us noninterest income that is non-taxable. North Shore Trust and Savings’ primary expenses are interest expense on deposits and borrowings and general operating expenses.

We are an active originator of residential home mortgage loans in our market area. North Shore Trust and Savings is a traditional thrift institution with an emphasis on long-term one- to four-family residential first mortgage loans secured by residences located in our traditional market area centered in Waukegan, Illinois. As of December 31, 2022, $95.6 million, or 92.8% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. Our business strategy is to enhance our products and services, continue to focus on long-term one- to four-family residential first mortgage loans, and to increase our holdings of commercial real estate and multi-family residential real estate loans. Commercial real estate loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to one- to four-family residential mortgage loans.

Our headquarters office is located at 700 S. Lewis Avenue, Waukegan, Illinois, and our telephone number is (847) 336-4430. We maintain a website at www.northshoretrust.com, and we provide our customers with on-line banking services. Information on our website should not be considered a part of this filing.

Market Area and Competition

We are headquartered in Waukegan, Illinois. In addition to our main office, we have two additional full service offices in Waukegan and Lindenhurst, Illinois, respectively, and one loan production office in Chicago, Illinois. We currently are evaluating sites for additional loan production branch offices in surrounding communities to be established over the next few years.

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

Lending Activities

General. As of December 31, 2022, our net loan portfolio totaled $103.4 million or 39.1% of total assets. Our principal lending activity has been the origination of loans collateralized by one- to four-family residential real estate loans located in our market area. We also originate commercial real estate, multi-family residential mortgage loans and consumer loans, consisting of loans secured by deposits at North Shore Trust and Savings and other collateral and unsecured personal loans.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2022		2021
	Amount	%	Amount	%
	(Dollars in thousands)
First mortgage loans:
1-4 family residential	$95,584	92.81%	$88,028	91.22%
Multi-family	3,237	3.14%	3,497	3.62%
Commercial	3,921	3.81%	4,604	4.77%
Total first mortgage loans	102,742		96,129
Consumer loans	249	0.24%	372	0.39%
Total loans	102,991	100.00%	96,501	100.00%
Net deferred loan costs	992		812
Allowance for loan losses	(624)		(779)
Total loans, net	$103,359		$96,534

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2022, before giving effect to net deferred loan costs and the allowance for loan losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	1-4 Family Residential	Multi-Family Residential	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due after December 31, 2022 in:
One year or less	$886	$—	$200	$73	$1,159
After one year through two years	170	—	25	12	207
After two years through three years	202	—	—	3	205
After three years through five years	724	—	—	127	851
After five years through ten years	5,198	—	1,379	32	6,609
After ten years through 15 years	17,809	861	1,850	—	20,520
After 15 years	70,595	2,376	467	2	73,440
Total	$95,584	$3,237	$3,921	$249	$102,991

The following table shows the dollar amount of our loans as of December 31, 2022, due after December 31, 2023, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or	Total at
	Fixed-Rate	Adjustable-Rate	December 31, 2022
	(Dollars in thousands)
1-4 family residential	$79,966	$14,732	$94,698
Multi-family	—	3,237	3,237
Commercial	100	3,621	3,721
Consumer	140	36	176
Total	$80,206	$21,626	$101,832

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

Consistent with our interest rate risk strategy, we have sold, on a servicing released basis a significant portion of our fixed rate one- to four-family residential mortgage loans. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans choosing the strategy that we believe is most advantageous to us from a profitability and risk management standpoint.

In addition to originating loans, during the year ended December 31, 2022, we purchased nine loans totaling $5.3 million, which consisted primarily of 1-4 family adjustable rate mortgages in our primary lending area. Prior to purchasing, these loans were reviewed for compliance with our underwriting criteria. All loans were purchased with servicing retained by the originating bank. We actively monitor the performance of these loans through the receipt of regular reports from the originating lender regarding the loan's performance. As of December 31, 2022, all purchased loans are paying as pursuant to their contractual terms.

Further, although we have not previously purchased participation interests in commercial real estate mortgage loans, we will consider purchasing such participation interests from other financial institutions in our market area. Such participations will be reviewed for compliance with our underwriting criteria before they are purchased. We will actively monitor the performance of such loans made in the future through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower.

Loan Originations and Sales

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Loan originations:
1-4 family residential	$22,987	$43,719
Multi-family	—	—
Commercial	1,700	1,390
Consumer	376	70
Total loan originations	$25,063	$45,179
Loan pool purchases	5,253	—
Loans sold	8,644	21,170
Loan principal repayments	15,286	27,848
Total loans sold and principal repayments	$23,930	$49,018
Increase due to other items, net(1)	335	50
Net increase (decrease) in loans, net and loans held for sale	$6,721	$(3,789)

(1)         Other items consist of deferred fees, the change in allowance for loan losses and the transfer of loans to real estate owned.

One- to Four-Family Residential Mortgage Lending. One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area. As of December 31, 2022, $95.6 million, or 92.8% of our total loan portfolio, consisted of one- to four-family residential mortgage loans.

Applications for one-to four-family residential mortgage loans are accepted at any of our banking offices for processing, which consists primarily of obtaining all documents required to complete the underwriting, which includes making a determination whether the loan meets our underwriting standards. While our one- to four-family residential first mortgage loans are written on standardized documents used by Freddie Mac and Fannie Mae, our underwriting standards do not require that new one- to four-family residential mortgage loans conform to secondary market standards. A small portion of our one- to four-family residential mortgage loans are considered “non-conforming”, due to factors such as the borrower’s job status or income, the condition or age of the residence or other factors and are not readily saleable into the secondary mortgage market. We currently originate fixed-rate, fully amortizing mortgage loans with maturities up to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial three or five years and then adjusts annually. As of December 31, 2022, approximately 15.6% of our one- to four-family residential mortgage loans maturing after December 31, 2023 were ARM loans. Our ARM loans have a cap on any increase or decrease in the interest rate of up to 2% at any adjustment date and a 5% cap above or below the initial interest rate over the life of the loan. The interest rate on our ARM loans is based on the one-year Treasury or SOFR.

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

Multi-Family Residential and Commercial Real Estate Lending. As of December 31, 2022, our commercial real estate and multi-family residential loans amounted to an aggregate of $7.1 million, or 7.0% of our total loan portfolio. We plan to moderately increase our emphasis on commercial real estate loans and multi-family residential real estate loans as they generally have shorter terms to maturity, improving North Shore Trust and Savings’ interest rate risk profile, and provide higher yields than one- to four-family residential mortgage loans.

At December 31, 2022, our multi-family residential mortgage loans amounted to $3.2 million, or 3.2% of the total loan portfolio. Our multi-family residential mortgage loans, which are underwritten and approved in a manner consistent with our commercial real estate loans, are secured by residential properties with more than four units or secured by multiple one- to four-family residential properties located in our market area. At December 31, 2022, our largest multi-family residential mortgage loan was an $861,000 loan secured by various one- to four-family investment homes and one multi-family apartment building located in Waukegan and North Chicago, Illinois, and was performing in accordance with its terms. At December 31, 2022, we had a total of 10 multi-family residential mortgage loans and the average size of our multi-family residential mortgage loans was approximately $324,000.

Our commercial real estate loan portfolio amounted to $3.9 million, or 3.8% of the total loan portfolio, at December 31, 2022. These commercial real estate loans included 12 loans secured primarily by investor properties, which include multiple one- to four-family residences. Additionally, North Shore Trust and Savings has two commercial real estate loans secured by retail frontage. The two largest commercial real estate loans outstanding were $1.8 million and $1.2 million, and both loans were paying in accordance with all of their contractual terms.

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

Commercial real estate and multi-family residential lending involves a greater degree of risk than one- to four-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions of rental housing units, office and retail space and other commercial space in the project’s market area. We attempt to minimize these risks for loans we originate by soliciting loans from businesses with existing operating performance. We also use conservative debt coverage ratios in our underwriting, and periodically monitor the operation of the business or project and the physical condition of the property. At December 31, 2022, none of our commercial real estate or multi-family loans were delinquent more than 30 days, nor were any on non-accrual. We have had no charge-offs of commercial real estate and multi-family residential loans for the years ended December 31, 2022 and 2021.

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

Consumer Lending. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $249,000, or 0.2%, of our total loan portfolio at December 31, 2022. At December 31, 2022, our consumer loans were comprised of loans secured by deposits, auto loans and unsecured personal loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. We had no charge-offs on consumer loans during the year ended December 31, 2022, however, for the year ended December 31, 2021, we charged off a $99,000 unsecured consumer loan because it was six months past due. Our collection efforts are continuing.

Loan Approval Procedures and Authority. Our board of directors establishes North Shore Trust and Savings’ lending policies and procedures. Our Loan Policy is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our Board of Directors.

Various officers or combinations of officers of North Shore Trust and Savings have the authority within specifically identified limits to approve new loans. As of December 31, 2022, the maximum loan amount that may be approved by an individual officer is $648,250, which is consistent with secondary market limits for conforming loans. Loans up to $1.0 million are reviewed by our management loan committee, with a minimum of two members’ approval. Our board level loan committee has authority to approve loans up to $2.5 million. All other loans must be approved by the board of directors of North Shore Trust and Savings.

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

We account for our impaired loans in accordance with generally accepted accounting principles. Loans are reviewed on a regular basis. Loans are listed on the “watch/special mention list” where management has some concern that the collateral or debt service ability may not be adequate, although the collectability of the contractual loan payments is still probable. If a loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. As of December 31, 2022, and 2021, loans identified as impaired and individually evaluated for impairment, amounted to $873,000 and $1.1 million, respectively.

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

Our allowance for loan losses includes a portion which is allocated by type of loan, based primarily upon our periodic reviews of the risk elements within the various categories of loans. The specific components relate to certain impaired loans. The general components cover non-classified loans and are based on historical loss experience adjusted for qualitative factors in response to changes in risk and market conditions. Our management believes that, based on information currently available, the allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of the allowance for loan losses may become necessary. As of January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Current Accounting Developments" for further discussion.

We review and classify loans on no less frequently than a quarterly basis and our board of directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. At December 31, 2022, we had no loans classified as “doubtful” or “loss,” $188,000 of loans classified as “substandard” and $43,000 of loans designated as “special mention.”

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. During the year ended December 31, 2022, one loan which was classified as TDR was moved to nonaccrual status due to late payments. As of December 31, 2022, our loans which were classified as TDRs and were on accrual status and not more than 90 days past due amounted to $685,000. With the exception of the one loan moved to nonaccrual, all of such TDRs were performing in accordance with their restructured terms at December 31, 2022 and 2021.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	31-89 Days	90 Days or
	Past Due	Greater Past		Total Past		Total
	and	Due and		Due and		Loan
	Accruing	Accruing	Non-Accrual	Non-Accrual	Current	Balance
	(Dollars in thousands)
December 31, 2022
1-4 family residential	$28	$—	$154	$182	$95,402	$95,584
Multi-family	—	—	—	—	3,237	3,237
Commercial	—	—	—	—	3,921	3,921
Consumer	—	—	—	—	249	249
Total	$28	$—	$154	$182	$102,809	$102,991
December 31, 2021
1-4 family residential	$—	$41	$102	$143	$87,885	$88,028
Multi-family	—	—	—	—	3,497	3,497
Commercial	—	—	—	—	4,604	4,604
Consumer	—	—	—	—	372	372
Total	$—	$41	$102	$143	$96,358	$96,501

The following table sets forth the amounts of our classified loans at the dates indicated. There was no related specific valuation allowance in the allowance for loan losses on our classified loans at December 31, 2022 and 2021.

	At December 31,
	2022	2021
	(Dollars in thousands)
Substandard loans	$188	$102
Doubtful loans	—	—
Loss loans	—	—
Total classified loans	$188	$102

In addition to classified loans, our other real estate owned, (“OREO”) was classified as substandard. There were no OREO properties as of December 31, 2022 and 2021.

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and real estate owned at the dates indicated, and our performing TDRs.

	At December 31,
	2022	2021
	(Dollars in thousands)
Non-accruing loans:
1-4 family residential	$154	$102
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total non-accruing loans	$154	$102
Accruing loans 90 days or more past due:
1-4 family residential	—	41
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	—	41
Total non-performing loans	154	143
Other real estate owned	—	—
Total non-performing assets	154	143
Performing troubled debt restructurings	685	1,035
Total non-performing assets and performing TDRs	839	1,178
Total loans outstanding	$102,991	$96,501
Total assets outstanding	$264,206	$340,869
Total non-accruing loans as a percentage of total loans outstanding	0.15%	0.11%
Total non-performing loans as a percentage of total loans outstanding	0.15%	0.15%
Total non-performing loans as a percentage of total assets	0.06%	0.04%
Total non-performing assets as a percentage of total assets	0.06%	0.04%

Allowance for Loan Losses. The following table shows changes in our allowance for loan losses during the periods presented.

	At or for the Year Ended
	December 31,
	2022	2021
	(Dollars in thousands)
Total loans outstanding at end of period	$102,991	$96,501
Total non-accrual loans at end of period	154	102
Total non-performing loans at end of period	154	143
Total average loans outstanding	97,714	96,843
Allowance for loan losses, beginning of period	779	870
Reversal of provision for loan losses	(230)	(23)
Charge-offs:
1-4 family residential	—	—
Multi-family	—	—
Commercial	—	—
Consumer	—	99
Total charge-offs	$—	$99
Recoveries on loans previously charged-off:
1-4 family residential	$(75)	$(31)
Multi-family	—	—
Commercial	—	—
Consumer	—	—
Total recoveries	$(75)	$(31)
Net (recoveries) charge-offs	$(75)	$68
Allowance for loan losses, end of period	$624	$779
Allowance for loan losses as a percent of non-performing loans	405.19%	544.76%
Allowance for loan losses as a percent of total loans outstanding	0.61%	0.81%
Allowance for loan losses as a percent of total non-accrual loans	405.19%	763.73%
Ratio of net (recoveries) charge-offs during the period to average loans outstanding during the period	(0.08)%	0.07%

The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, national and local economic conditions and industry experience. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. At December 31, 2022, and 2021, our allowance for loan losses amounted to $624,000 and $779,000 respectively. The establishment of the allowance for loan losses is significantly affected by uncertainties and management judgment and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require North Shore Trust and Savings to make additional provisions for estimated loan losses based upon judgments different from those of management.

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	At December 31,
	2022			2021
		Percent	Percent of		Percent of	Percent of
		of Allowance	Loans in		Allowance	Loans in
	Amount of	to Total	Category to	Amount of	to Total	Category to
	Allowance	Allowance	Total Loans	Allowance	Allowance	Total Loans
	(Dollars in thousands)
1-4 family residential	$581	93.11%	92.81%	$675	86.65%	91.22%
Multi-family	19	3.04%	3.14%	69	8.86%	3.62%
Commercial	19	3.04%	3.81%	25	3.21%	4.77%
Consumer	5	0.81%	0.24%	10	1.28%	0.39%
Total	$624	100.00%	100.00%	$779	100.00%	100.00%

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

	At December 31,
	2022		2021
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Securities available-for-sale
U.S. Treasuries	$7,443	$7,288	$—	$—
U.S. Government and agency obligations	23,260	21,390	10,058	10,053
Municipal obligations	22,603	19,637	17,591	18,000
Mortgage-backed securities	41,202	35,738	42,501	42,148
Collateralized mortgage obligations	42,257	37,152	30,913	30,749
Total securities available-for-sale	$136,765	$121,205	$101,063	$100,950

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

As of December 31, 2022, our securities available-for-sale portfolio totaled $121.2 million, or 45.9% of total assets at such date. The largest component of our investment securities portfolio at December 31, 2022 was investment in collateralized mortgage obligations issued by Fannie Mae, Ginnie Mae and Freddie Mac, which amounted to $37.2 million, followed by pass-through mortgage-backed securities issued by Fannie Mae, Ginnie Mae and Freddie Mac, which amounted to $35.7 million. Our investment in U.S. government and federal agency obligations as of December 31, 2022, was $21.4 million and our investment in municipal obligations as of December 31, 2022, was $19.6 million. During the year ended December 31, 2022, we invested in short term U.S. Treasuries, which amounted to $7.3 million as of December 31, 2022.

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

Investment securities are classified at the time of acquisition as securities available for sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances. Held-to-maturity securities are accounted for based upon the amortized cost of the security. Available-for-sale securities can be sold at any time based upon needs or market conditions. Available-for-sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. At December 31, 2022, all securities were classified as securities available for sale. At December 31, 2022, we had no investments in a single issuer other than securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which had an aggregate book value in excess of 10% of our stockholders’ equity. At December 31, 2022, the available-for-sale securities portfolio had a net unrealized loss position of $15.6 million. Some investment securities held in the portfolio have declined in value but do not presently represent realized losses. Unrealized losses on investment securities have not been recognized into income because the securities are of high credit quality, the Bank has the intent and ability to hold the securities for the foreseeable future, and the declines in fair value are primarily due to market volatility and increased market interest rates. The fair values are expected to recover as the securities approach their maturity dates.

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2022. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities have been included in based on average remaining life. The below yields represent tax equivalent yield.

	Amounts at December 31, 2022, Which Mature In
		After One	After Five
	One Year	through Five	through 10	Over 10
	or Less	Years	Years	Years	Total
	(Dollars in thousands)
Securities available for sale:
U.S. Treasuries	$2,433	$4,855	$—	$—	$7,288
U.S. Government and agency obligations	1,007	11,511	8,872	—	21,390
Municipal obligations	528	5,394	2,655	11,060	19,637
Mortgage-backed securities	—	20,033	15,046	659	35,738
Collateralized mortgage obligations	—	22,809	11,848	2,495	37,152
Total	$3,968	$64,602	$38,421	$14,214	$121,205
Weighted average yield:
U.S. Treasuries	2.28%	3.48%	N/A	N/A	3.06%
U.S. Government and agency obligations	4.87	2.97	2.11	N/A	2.69
Municipal obligations	2.53	3.02	2.96	2.49	2.68
Mortgage-backed securities	N/A	1.58	1.74	1.39	1.65
Collateralized mortgage obligations	N/A	2.21	2.02	2.29	2.16
Total weighted average yield	2.96%	2.29%	1.98%	2.40%	2.23%

The following table sets forth the composition of our investment securities portfolio at each of the dates indicated.

	At December 31,
	2022	2021
	(Dollars in thousands)
Fixed-rate	$118,524	$98,000
Adjustable-rate	2,681	2,950
Total securities available for sale	$121,205	$100,950

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

Additionally, we hold interest-bearing deposits at financial institutions throughout the United States. Some of these accounts have balances above the FDIC’s per account insurance limit of $250,000. The amount of our total deposits with accounts over the FDIC's insurance limit of $250,000 was $43.6 million, or 24.4% of total deposits, and $42.5 million or 14.9% of total deposits, at December 31, 2022 and 2021, respectively. We monitor that credit risk on a quarterly basis. We also hold funds in the Federal Reserve Bank of Chicago and the FHLB of Chicago.

Sources of Funds

General. Deposits, loan repayments and prepayments, proceeds from investment sales, calls, maturities and pay-downs, cash flows generated from operations and FHLB of Chicago advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and noninterest-bearing, money market, savings and time deposit accounts. As of December 31, 2022, 69.0% of the funds deposited with North Shore Trust and Savings were in core deposits, which are deposits other than time deposits.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	At December 31,
	2022		2021
	Amount	%	Amount	%
	(Dollars in thousands)
Certificate accounts:
0.00% - 0.99%	$33,155	18.55%	$48,022	16.80%
1.00% - 1.99%	5,618	3.15%	6,617	2.32%
2.00% - 2.99%	16,467	9.21%	17,534	6.14%
3.00% or more	146	0.08%	701	0.25%
Total certificate accounts	$55,386	30.99%	$72,874	25.51%
Transaction accounts:
Savings	$49,068	27.46%	$50,312	17.62%
Checking:
Interest-bearing	18,659	10.44%	17,931	6.28%
Noninterest-bearing	12,977	7.26%	99,090	34.69%
Money market	42,624	23.85%	45,414	15.90%
Total transaction accounts	$123,328	69.01%	$212,747	74.49%
Total deposits	$178,714	100.00%	$285,621	100.00%

The following tables show the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	At and for the Year Ended December 31,
	2022			2021
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)
Savings accounts	$48,787	$73	0.15%	$45,609	$68	0.15%
Checking-interest bearing	17,817	9	0.05%	17,738	8	0.05%
Money market	45,328	96	0.21%	46,985	96	0.20%
Time deposit	61,414	586	0.95%	67,253	768	1.14%
Total interest-bearing deposits	$173,346	$764	0.44%	$177,585	$940	0.53%
Total deposits	$191,445	$764	0.40%	$203,618	$940	0.46%

The following table shows, by various interest rate categories and maturities, the amount of time deposits as of December 31, 2022.

	Balance at December 31, 2022
	Maturing in the 12 Months Ending December 31,
Time deposit	2023	2024	2025	2026	Thereafter	Total
	(Dollars in thousands)
0.00% - 0.99%	$21,852	$5,590	$2,325	$1,936	$1,452	$33,155
1.00% - 1.99%	2,569	72	1,675	886	416	5,618
2.00% - 2.99%	6,197	8,843	1,427	—	—	16,467
3.00% - or more	—	146	—	—	—	146
Total certificate accounts	$30,618	$14,651	$5,427	$2,822	$1,868	$55,386

The following table shows the maturities of our time deposits in excess of the FDIC insurance limit (generally, $250,000) as of December 31, 2022 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in thousands)
March 31, 2023	$2,415	1.36%
June 30, 2023	1,580	1.58%
September 30, 2023	492	0.40%
December 31, 2023	853	1.13%
After December 31, 2023	3,461	1.70%
Total time deposits with balances of $250,000 or more	$8,801	1.46%

The amount of our total deposits with accounts over the FDIC's insurance limit of $250,000 was $43.6 million or 24.4% of total deposits, and $42.5 million or 14.9% of total deposits, at December 31, 2022 and 2021, respectively.

Borrowings. Historically, we have not utilized advances from the FHLB of Chicago. However, during the COVID-19 pandemic, the FHLB offered advances with a 0% interest rate that the Bank utilized. On May 12, 2022, the Bank repaid the existing 0% interest rate FHLB advance totaling $5.0 million that was due on May 23, 2022. Additionally, on May 21, 2021, the Bank repaid the existing non-interest bearing FHLB advance totaling $4.0 million that was due on May 24, 2021.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
FHLB of Chicago advances and other borrowings:
Average balance outstanding	$1,945	$4,616
Maximum amount outstanding at any month-end during the period	5,000	5,000
Balance outstanding at end of period	—	5,000
Average interest rate during the period	0.0%	0.0%
Weighted average interest rate at end of period	0.0%	0.0%

As of December 31, 2022, there were no outstanding borrowings. The Bank is eligible to borrow up to a total of $68.6 million and $60.8 million at December 31, 2022 and 2021, respectively, which would be collateralized by $86.6 million and $76.8 million of first mortgage loans under a blanket lien arrangement at December 31, 2022 and 2021, respectively. Additionally, at December 31, 2022 we had a $10.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2022.

Expense and Tax Allocation

North Shore Trust and Savings has an agreement with NSTS Bancorp, Inc., to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. During the year ended December 31, 2022, the total of these services was $411,000. In addition, North Shore Trust and Savings and NSTS Bancorp, Inc. have an agreement that establishes a method for allocating and for reimbursing the payment of their consolidated tax liability.

Employees and Human Capital Resources

At December 31, 2022, we had 35 full-time equivalent employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent. The success of our business is highly dependent on our employees, who provide value to our customers and communities. Our workplace culture provides a set of core values: a concern for others, trust, respect, hard work and a dedication to our customers. We seek to hire well-qualified employees who are also a good fit for our value system.

We believe that our ability to attract and retain top quality employees is a key to our future success. During 2022, we elevated Nathan E. Walker to Chief Executive Officer of North Shore Trust and Savings. Additionally, we welcomed Ronald K. Jackson to the Mortgage Lending Team as the VP of Mortgage Originations. Ronald comes to us with over 29 years experience in the mortgage industry, primarily in our lending area. We continue to elevate individuals from within the organization into new roles and we expect to continue to assess our management and staffing needs and are likely to add personnel in the future in order to fully implement our business strategy.

In an effort to continue our investment in our employees and as part of the conversion, North Shore Trust and Savings established the Employee Stock Ownership Plan ("ESOP") for its employees. Shares held in the ESOP will be released and allocated to employees on an annual basis based on the ratio of each such participant's annual compensation.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to provide a safely distanced working environment for employees performing customer-facing activities, at branches and operations centers. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, and keeping the dollar amount of the employee portion of health care premiums relatively low.

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

Beginning in 2022, NSTS Bancorp, Inc. filed a consolidated federal income tax return with North Shore Trust and Savings. Any cash distributions made by NSTS Bancorp, Inc. to its stockholders would be treated as cash dividends and not as returns of capital to stockholders for federal and state income tax purposes.

Method of Accounting. For federal income tax purposes, we report income and expenses on the accrual method of accounting and use a December 31 tax year for filing our federal income tax returns.

Corporate Dividends-Received Deduction. NSTS Bancorp, Inc., as an affiliate of North Shore Trust and Savings, is able to exclude from its income for federal income tax purposes 100% of the dividends received from North Shore Trust and Savings.

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

As of December 31, 2022, North Shore Trust and Savings’ capital exceeded all applicable requirements including the applicable conservation buffer.

Loans-to-One Borrower. Generally, a federal savings association, including a covered savings association, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2022, North Shore Trust and Savings was in compliance with the loans-to-one borrower limitations.

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

On July 20, 2021, the OCC, FDIC and the Federal Reserve Board issued a joint statement committing to work together to strengthen and modernize the Community Reinvestment Act rules. On May 5, 2022, the OCC, FDIC and Federal Reserve Board issued an Advanced Notice of Proposed Rulemaking with the goals of (i) expanding access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapting to changes in the banking industry, including internet and mobile banking, (iii) providing greater clarity, consistency and transparency, (iv) tailoring Community Reinvestment Act evaluation and data collection to bank size and type, and (v) maintaining a unified approach.  However, these agencies have not yet issued a new proposed rule. At this time, no rules have been proposed or finalized, and we are unable to determine what impact, if any, any finalized rule may have on the operations of North Shore Trust and Savings.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. North Shore Trust and Savings received an “Outstanding” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as North Shore Trust and Savings. NSTS Bancorp, Inc. is an affiliate of North Shore Trust and Savings because of its control of North Shore Trust and Savings. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

As of December 31, 2022, North Shore Trust and Savings met the criteria for being considered “well-capitalized.”

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

In November 2021, the federal regulators finalized a rule concerning notification requirements for banks related to significant computer security incidents. Under the final rule, a bank or its holding company is required to notify its applicable federal banking regulators within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the organization, or impact the stability of the financial sector.  The rule was effective April 1, 2022 and compliance was required by May 1, 2022.

Anti-Money Laundering and the USA PATRIOT Act. North Shore Trust and Savings is subject to the Bank Secrecy Act and USA PATRIOT Act. These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components, (ii) establishment of a “know your customer” program involving due diligence to confirm the identities of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money-laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by a bureau within the Treasury Department, the Financial Crimes Enforcement Network ("FinCEN"), but compliance by individual institutions is overseen by its primary federal regulator.

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

On January 1, 2021, Congress passed the Corporate Transparency Act as part of the National Defense Authorization Act, which enacted the most significant overhaul of the anti-money laundering laws since the USA PATRIOT Act. Notable amendments include (i) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (ii) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful prosecution of violations of the anti-money laundering laws in any judicial or administrative action brought by the Secretary of the Treasury or the U.S. Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30% of the monetary sanctions collected and will receive increased protections; (iii) increased penalties for violations of anti-money laundering laws and regulations; (iv) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and enforcement powers for FinCEN. Many of the amendments, including those with respect to beneficial ownership, require FinCEN to promulgate rules. On September 29, 2022, FinCEN finalized the first of three proposed rules to implement changes to the beneficial ownership requirements and related amendments set forth in the Corporate Transparency Act.  The final rule prescribes which corporate entities created in or registered to do business in the U.S. will be required to report beneficial ownership information directly to FinCEN.  The rule is effective and compliance is required on January 1, 2024.  On December 15, 2022, FinCEN issued a second proposed rule to establish and manage access to beneficial ownership information that FinCEN will collect and maintain once all three rules are finalized.  At this time, due to the fact that two of the proposed rules have not yet been finalized and issued, respectively, we are unable to determine what impact, if any, the finalized rules may have on the operations of North Shore Trust and Savings.

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

Federal Home Loan Bank System

North Shore Trust and Savings is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions, and such member institutions are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. North Shore Trust and Savings was in compliance with this requirement as of December 31, 2022 based on its ownership of $550,000 in capital stock of the FHLB of Chicago. The stock has no quoted market value and is carried at cost. North Shore Trust and Savings reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB of Chicago’s stock. As of December 31, 2022, no impairment had been recognized.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently conduct business from our main office, two full-service branch offices and one loan production office. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at December 31, 2022.

Description/Address	Net Book Value of Property	Amount of Deposits
	(Dollars in thousands)
Main Office:
700 S. Lewis Avenue, Waukegan, Illinois 60085	$791	$114,324
Branch Offices:
1233 N. Green Bay Road, Waukegan, Illinois 60085	937	44,208
3060 W. Sand Lake Road, Lindenhurst, Illinois 60046	3,185	20,182
Total	$4,913	$178,714
Loan Production Offices:
2149 W. Roscoe Street, Chicago, Illinois 60618(1)	N/A	N/A

(1)	The loan production office is leased by North Shore Trust and Savings and does not accept deposits. The lease expired on December 31, 2022 and was renewed through December 31, 2023.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NSTS Bancorp, Inc.'s common stock is listed on the Nasdaq Capital Market, under the symbol “NSTS”. As of March 27, 2023, there were 5,397,959 shares of our common stock issued and outstanding, which were held by approximately 280 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms). Our common stock began trading on the Nasdaq Capital Market on January 19, 2022, with an initial price of $10.00 per share.

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

There were no unregistered sales of NSTS Bancorp, Inc.'s common stock during the year ended December 31, 2022. Additionally, there were no repurchases of shares of NSTS Bancorp, Inc.’s common stock during the year ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of the financial condition and results of operations of NSTS Bancorp, Inc. and North Shore Trust and Savings for the years ended December 31, 2022 and 2021. The purpose of this discussion is to provide information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview

North Shore Trust and Savings is a community-oriented savings institution headquartered in Waukegan, Illinois. We operate as a traditional thrift relying on the origination of long-term one- to four-family residential mortgage loans secured by property in Lake County, Illinois and surrounding communities. We also originate multi-family and commercial real estate loans and, to a lesser extent, construction, home equity, and consumer loans. We currently operate three full-service banking offices in Lake County, Illinois and one loan production office in Chicago. Our primary sources of funds consist of attracting deposits from the general public and using those funds along with funds from the FHLB of Chicago and other sources to originate loans to our customers and invest in securities. As of December 31, 2022, we had total assets of $264.2 million, including $103.4 million in net loans and $121.2 million of securities available for sale, total deposits of $178.7 million and total equity of $80.5 million. For the year ended December 31, 2022, we had a net income of $27,000 compared to a net loss of $55,000 for the year ended December 31, 2021.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other noninterest income and noninterest expense. Noninterest expense principally consists of compensation, office occupancy and equipment expense, data processing, advertising and business promotion and other expenses. We expect that our noninterest expenses will increase as we grow and expand our operations. In addition, our compensation expense will increase due to the new stock benefit plans we intend to implement. Our results of operations and financial condition are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, changes in accounting guidance, government policies and actions of regulatory authorities.

Critical Accounting Policies

In reviewing and understanding financial information for NSTS Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements beginning on page 47 of this filing. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The JOBS Act of 2012 contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Employee Retention Credit. Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Bank was eligible for a refundable employee retention credit subject to certain criteria. The Bank qualified for the tax credit for the quarters ended June 30, 2021 and September 30, 2021 under the CARES Act. The Bank utilized the gross receipts method of calculating eligibility. Based on the eligibility, the tax credit is equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee is $10,000 of qualified wages per quarter.

The Employee Retention Credit of $503,000 was recorded during the second quarter of 2022, when the Bank determined it was eligible. The credit is recorded as other non-interest income and offsets $503,000 of salaries and employee benefits expense previously recorded during 2021. Subsequent to December 31, 2022, the Bank has received $259,000 of the Employee Retention Credit, which represents the tax credit for the quarter ended June 30, 2021. The Bank cannot reasonably estimate when it will receive the remaining refunds. A receivable is recorded in other assets on the consolidated balance sheets to reflect the remaining amount of the credit yet to be received. The CARES Act and related Employee Retention Credit was terminated as of September 30, 2021, and therefore the Company does not expect to file for any additional refunds.

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

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

	At December 31,
	2022	2021
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Total assets	$264,206	$340,869
Cash and cash equivalents	13,147	121,611
Securities available for sale	121,205	100,950
Federal Home Loan Bank stock	550	550
Loans, net	103,359	96,534
Total deposits	178,714	285,621
Other borrowings	—	5,000
Total equity	$80,542	$45,183

Total Assets. Total assets decreased $76.7 million, or 22.5%, to $264.2 million at December 31, 2022 compared to $340.9 million at December 31, 2021. The decrease is a direct result of a decrease in cash and cash equivalents as a result of refunds issued due to the oversubscription of stock purchases related to the stock offering and conversion.

Cash and cash equivalents. The funds received as part of the conversion were primarily held in cash and cash equivalents at December 31, 2021, and excess funds were disbursed during the first quarter of 2022. The disbursement resulted in a decrease in cash and cash equivalents during the period. Additionally, management continued to deploy the remaining funds from the stock offering primarily in securities available for sale, resulting in a further decrease to the balance of cash and cash equivalents as of December 31, 2022 compared to December 31, 2021. The Bank monitors our liquidity position on a daily basis and continues to maintain levels of liquid assets deemed adequate by management.

Securities Available for Sale. Securities available for sale increased $20.2 million, or 20.0%, to $121.2 million at December 31, 2022 compared to $101.0 million at December 31, 2021. This increase was the result of management's efforts to reduce the cash and cash equivalents balance by investing in higher yielding assets. During the year ended December 31, 2022, the Bank purchased $59.5 million in securities available for sale, which was partially offset by principal repayments and maturities of $22.9 million, an increase in the unrealized loss on available for sale securities of $15.4 million, due to increases in market interest rates, and amortization and accretion of premiums and discounts of $958,000. During the year ended December 31, 2022, the Bank purchased U.S. Treasury Notes of $12.3 million, resulting in a slight adjustment to the mix of the securities available-for-sale as well as reducing the duration of the portfolio while maintaining a higher yielding portfolio.

Loans, net. Our loans, net, increased by $6.8 million, or 7.0%, to $103.4 million at December 31, 2022 compared to $96.5 million at December 31, 2021. The increase in loans was primarily driven by the purchase of a loan pool consisting of 9 loans totaling $5.3 million. The loan pool was purchased with a $113,000 premium that is amortized over the life of the loans. The loans included in the loan pool followed the same underwriting standards required for loans originated by the Bank and are 1-4 family residential mortgages located in Cook County. Additionally, this pool has a weighted average coupon of 4.13%, with adjustable rates set to adjust in 3-7 years. The Bank originated $16.5 million in loans for the portfolio during the year, offset by loan repayments of $15.3 million.

At December 31, 2022, the allowance for loan losses was $624,000, a decrease of $155,000 compared to December 31, 2021, primarily due to a decrease in specific reserves on troubled debt restructurings as a result of payoffs, and general economic improvements during 2022. During the year ending December 31, 2022, six impaired loans, totaling $302,000 as of December 31, 2021, with a combined specific reserve of $29,000 as of December 31, 2021 paid off in full. The rolling average unemployment rate in Kenosha/Lake Counties continues to decline, resulting in a reduction to qualitative adjustments in the allowance for loan losses. Additionally, the Bank has reduced its qualitative adjustment due to reduced COVID-19 uncertainties. The Bank has not experienced losses specific to COVID-19 during the pandemic. Non-performing loans, consisting of 2 loans, were $154,000 at December 31, 2022 compared to $143,000 at December 31, 2021.

Deposits. Our total deposits were $178.7 million at December 31, 2022, a decrease of $106.9 million, or 37.4%, from $285.6 million at December 31, 2021. The decrease in deposits was primarily the result of refunds issued due to the oversubscription of stock purchases related to the stock offering and a capital infusion into the Bank in the amount of half the net proceeds received as part of the conversion. As of December 31, 2021, prior to the conversion, the Company held a deposit account at the Bank of approximately $87.3 million. Subsequent to the conversion, the balance of the deposit account held at the Bank is eliminated during consolidation. Additionally, prior to September 30, 2021, the Bank received an increase in funds within the deposit accounts as individuals opened accounts to receive priority in purchasing stock as part of the offering. Subsequent to the conversion, approximately $10.0 million in funds remaining in those accounts were withdrawn by depositors. A majority of these funds were held in short-term time deposits and were subject to interest penalties upon withdrawal. Additionally, during the fourth quarter, deposits continued to decrease as a result of various large customers moving money to high yielding accounts outside the Bank. Management continues to actively monitor the deposit balances and interest rates offered to maintain an adequate level of liquidity.

Other Borrowings. During the year ended December 31, 2022, the Bank repaid the 0% interest FHLB Advance of $5.0 million, resulting in no Other Borrowings as of December 31, 2022.

Total Equity. Total equity increased $35.3 million, or 78.1%, to $80.5 million at December 31, 2022, from $45.2 million at December 31, 2021. The increase in total equity is the result of the net proceeds of the conversion stock offering, less unallocated shares of the ESOP, offset by the increase in the unrealized loss on securities available for sale. At December 31, 2022, our ratio of total equity to total assets was 30.5%.

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

	At or For the Year Ended December 31,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$97,714	$3,618	3.70%	$98,409	$3,569	3.63%
Interest-bearing bank deposits	38,061	259	0.68%	33,384	35	0.10%
Time deposits with other financial institutions	3,926	41	1.04%	6,889	66	0.96%
Securities available for sale	118,988	2,415	2.03%	94,289	1,355	1.44%
Federal Home Loan Bank stock	550	15	2.73%	540	13	2.41%
Total interest-earning assets	$259,239	$6,348	2.45%	$233,511	$5,038	2.16%
Noninterest-earning assets	21,010			16,159
Total assets	$280,249			$249,670
Interest-bearing liabilities:
Interest-bearing demand	$17,817	$9	0.05%	$17,738	$8	0.05%
Money market	45,328	96	0.21%	46,985	96	0.20%
Savings	48,787	73	0.15%	45,609	68	0.15%
Time deposits	61,414	586	0.95%	67,253	768	1.14%
Total interest-bearing deposits	$173,346	$764	0.44%	$177,585	$940	0.53%
Other borrowings(1)	1,945	—	0.00%	4,616	—	0.00%
Total interest-bearing liabilities	$175,291	$764	0.44%	$182,201	$940	0.52%
Noninterest-bearing liabilities	23,038			21,417
Total liabilities	$198,329			$203,618
Equity	81,920			46,052
Total liabilities and equity	$280,249			$249,670
Net interest income		$5,584			$4,098
Interest rate spread(2)			2.01%			1.64%
Net interest-earning assets(3)	83,948			51,310
Net interest margin(4)			2.15%			1.75%
Average interest-earning assets to average-interest bearing liabilities	147.89%			128.16%

(1)	Other borrowing consists of 0% interest rate FHLB of Chicago advances.
(2)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(3)	Equals total interest-earning assets less total interest-bearing liabilities.
(4)	Equals net interest income divided by average interest-earning assets.

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

	Years Ended December 31, 2022 vs. 2021
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(25)	$74	$49
Federal funds sold and interest-bearing deposits in other banks	6	218	224
Time deposits in other banks	(31)	6	(25)
Investment securities	412	648	1,060
FHLB of Chicago stock	—	2	2
Total interest-earning assets	$362	$948	$1,310
Interest-bearing liabilities:
Interest-bearing demand	$-	$1	$1
Money market	(3)	3	—
Savings	5	—	5
Time deposit	(63)	(119)	(182)
Total interest-bearing liabilities	$(61)	$(115)	$(176)
Change in net interest income	$423	$1,063	$1,486

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

General. For the year ended December 31, 2022, we had net income of $27,000, compared to a net loss of $55,000 for the year ended December 31, 2021. The increase in net income is primarily the result of an increase in interest income on securities available-for-sale, a decrease in interest expense on deposits, recognition of the Employee Retention Credit and a higher reversal of the provision for loan losses, offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased $1.5 million, or 36.6%, to $5.6 million for the year ended December 31, 2022 compared to $4.1 million for the year ended December 31, 2021. Our interest rate spread increased to 2.01% for the year ended December 31, 2022 from 1.64% for the year ended December 31, 2021, and our net interest margin increased to 2.15% for the year ended December 31, 2022 from 1.75% for the year ended December 31, 2021. The increase in interest rate spread and net interest margin was primarily the result of the deployment of funds from the conversion into higher yielding assets, such as securities available-for-sale, while maintaining deposit rates.

Average interest-earning assets of $259.2 million in 2022 increased $25.7 million compared to 2021. The increase in average earning assets was driven by the funds received as part of the conversion. With the additional funds we had a $24.7 million, or 26.2%, increase in average securities available for sale, as a result of the decision to invest available cash in securities available for sale to achieve a higher yield. The average outstanding balance of loans decreased $695,000, or 0.7%, in 2022; however, due to higher interest rates earned on the loan portfolio of 7 basis points, interest earned increased $49,000, or 1.4%.

Notwithstanding a general increase in market interest rates during 2022, the cost of interest-bearing liabilities decreased 8 basis points for the year ended December 31, 2022 compared to the year ended December 31, 2021. The net decrease in our funding costs was primarily driven by a decrease in the average yield of time deposits. During the first quarter of 2022, subsequent to the conversion closing, certain customers withdrew their funds held in time deposits prior to the maturity of these deposits. Upon the withdrawal of these funds, the customers were charged an interest penalty which resulted in a lower overall funding cost during the quarter. During the fourth quarter of 2022, management increased interest rates on premium money market accounts and new time deposits to stay competitive with rates offered in our market area.

Reversal of Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to earnings as losses are estimated to have occurred in our loan portfolio.  Loan losses are charged against the allowance when management believes the collectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

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

During the year ended December 31, 2022, a reversal of the provision for loan losses of $230,000 was recorded due to a decrease in specific reserves on troubled debt restructurings as a result of payoffs and general economic improvements during 2022. The rolling average unemployment rate in Kenosha/Lake Counties continues to decline. Additionally, the Bank has reduced its qualitative adjustment due to reduced COVID-19 uncertainties. The Bank has not experienced losses specific to COVID-19 during the pandemic. Additionally, we recorded net recoveries of $75,000 for the year ended December 31, 2022 compared to net charge-offs of $68,000 for the year ended December 31, 2021.

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

Noninterest Income. The following table shows the components of noninterest income for the periods presented.

	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Noninterest income:
Gain on sale of mortgage loans	$106	$410
Gain on sale of securities	-	131
Rental income on office building	53	42
Service charges on deposits	291	289
Increase in cash surrender value of BOLI	178	181
Other	608	156
Total noninterest income	$1,236	$1,209

Noninterest income stayed flat at $1.2 million for the years ended December 31, 2022 and 2021. During the year ended December 31, 2022, the Bank recognized a one time Employee Retention Credit of $503,000. The Employee Retention Credit was recorded during the second quarter of 2022, when management determined the Bank was eligible. The credit is recorded as other non-interest income and offsets $503,000 of salaries and employee benefits expense previously recorded during 2021. The CARES Act and related Employee Retention Credit was terminated as of September 30, 2021, and therefore the Company does not expect to file for any additional refunds. This increase in other non-interest income was offset by a decrease in gain on sale of securities and gain on sale of loans. During the year ended December 31, 2022, the Bank did not sell any securities available for sale, primarily as a result of the unrealized loss position of the securities. Management does not currently intend to sell securities in an unrealized loss position. Additionally, during 2022, we sold $8.6 million in loans compared to $21.2 million during 2021. The decrease in the sale of mortgage loans was partially due to the decision to originate a higher percentage of loans for the portfolio, as well as an overall decrease in total loans originated during 2022.

Noninterest Expense. The following table shows the components of noninterest expense for the periods presented.

	For the year ended December 31,
	2022	2021
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$3,846	$3,141
Equipment and occupancy	658	665
Data processing	632	613
Professional services	500	139
Advertising	90	71
Supervisory fees and assessments	142	126
Loan expenses	86	129
Deposit expenses	203	183
Director fees	223	225
Other	497	307
Total noninterest expense	$6,877	$5,599

Noninterest expense increased $1.3 million, or 23.2%, to $6.9 million for the year ended December 31, 2022, compared to $5.6 million for the year ended December 31, 2021. The primary drivers for the increase in noninterest expense are salaries and employee benefits and professional services expenses. Salaries and employee benefits increased $705,000 as a result of a continued investment in our employees, including an increase in average headcount from 35 employees during 2021 to 37 employees during 2022 primarily in management roles, $246,000 in expenses related to the Employee Stock Ownership Plan, annual raises and merit increases. Professional service fees increased $361,000 to $500,000 during the year ended December 31, 2022. This increase is the result of additional expenses associated with being a public company and are expected to reoccur in future periods. Other noninterest expense increased $190,000 during the year ended December 31, 2022 primarily due to additional expenses associated with the filing for the Employee Retention Credit.

We expect noninterest expense to increase because of costs associated with operating as a newly public company, including the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan and the implementation of stock-based benefit plans, if approved by our stockholders. In addition, we will incur increased noninterest expense related to the implementation of our business strategy related to planned additions to our employee base and potential new loan production office openings.

Provision for Income Tax Expense (Benefit). During the year ended December 31, 2022, the Bank recorded income tax expense of $146,000, consisting of $133,000 current tax benefit, $64,000 deferred tax expense and $215,000 change in valuation allowance. Federal net operating losses as of December 31, 2022 and 2021 are $1.7 million and $1.5 million, respectively, and do not expire. During 2022, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $150,000 on federal net operating losses has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted, and an additional valuation allowance recorded, if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is present and additional weight cannot be given to subjective evidence such as our projections for growth.

NOL carryforwards for state income tax purposes were approximately $3.9 million and $3.2 million at December 31, 2022 and 2021, respectively, and will begin expiring in 2023. Due to the uncertainty that the Bank will be able to generate future state taxable income sufficient to utilize the net operating loss carryforwards, a full valuation allowance of $371,000 has been recorded on the related deferred tax asset.

There were no uncertain tax positions outstanding as of December 31, 2022 and 2021. As of December 31, 2022, tax years remaining open for State of Illinois and Wisconsin were 2018 through 2021. Federal tax years that remained open were 2019 through 2021. As of December 31, 2022, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

Exposure to Changes in Interest Rates

Our ability to maintain net interest income depends upon our ability to earn a higher yield on interest-earning assets than the rates we pay on deposits and borrowings. Our interest-earning assets consist primarily of securities available-for-sale and long-term residential and commercial mortgage loans, which generally have fixed rates of interest. Consequently, our ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings will be adversely affected as market rates of interest continue to rise.

Net Portfolio Value Analysis. Our interest rate sensitivity is monitored by management through the use of models which generate estimates of the change in its net portfolio value ("NPV") over a range of interest rate scenarios. NPV represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities (that is, the difference between incoming and outgoing discounted cash flows of assets and liabilities) with adjustments made for off-balance sheet items. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OCC provides a quarterly report on the potential impact of interest rate changes upon the market value of portfolio equity. Management reviews the quarterly reports from the OCC, which show the impact of changing interest rates on net portfolio value. The following table sets forth our NPV as of December 31, 2022 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest				NPV as % of
Rates In Basis Points	Net Portfolio Value			Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
(Dollars in thousands)
300bp	$63,320	$(15,081)	(19.2)%	27.4%	(3.1)%
200	68,051	(10,350)	(13.2)%	28.5%	(2.0)%
100	73,189	(5,212)	(6.6)%	29.6%	(0.9)%
Static	78,401	—	—	30.5%	—
-100	81,297	2,896	3.7%	30.5%	0.0%
-200	83,505	5,104	6.5%	30.3%	(0.2)%

Net Interest Income Analysis. In addition to modeling changes in NPV, we also analyze potential changes to net interest income (“NII”) for a 12-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2022.

Change in Interest
Rates in Basis Points	Net Interest
(Rate Shock)	Income	$ Change	% Change
(Dollars in thousands)
300bp	$6,442	$(736)	(10.3)%
200	6,805	(373)	(5.2)%
100	7,067	(111)	(1.5)%
Static	7,178	—	0.0%
-100	6,898	(280)	(3.9)%
-200	6,633	(545)	(7.6)%

The table above indicates that as of December 31, 2022, in the event of an immediate and sustained 300 basis point increase in interest rates, our net interest income for the twelve months ending December 31, 2023 would be expected to decrease by $736,000, or 10.3% to $6.4 million.

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

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from the sale and maturities of securities. We also have the ability to borrow from the FHLB of Chicago and a $10.0 million unsecured Fed Funds facility with BMO Harris Bank. At December 31, 2022, we had no outstanding advances from the FHLB of Chicago and had the capacity to borrow approximately $68.6 million from the FHLB of Chicago. Additionally, we had no outstanding balance with BMO Harris Bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $3.0 million and $1.5 million for the year ended December 31, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $44.5 million and $11.8 million for the years ended December 31, 2022 and 2021, respectively. Net cash (used in) provided by financing activities, consisting primarily of the activity in deposit accounts, proceeds from the issuance of common stock and FHLB of Chicago advances, was $(67.0) million and $100.1 million for the years ended December 31, 2022 and 2021, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2022, totaled $30.6 million. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

As of December 31, 2022, North Shore Trust and Savings was well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2020, North Shore Trust and Savings elected to begin using the CBLR. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 8% in 2020, 8.5% in 2021 and 9% in 2022, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. North Shore Trust and Savings’ Tier 1 capital to Average Assets was 24.81% and 16.11% at December 31, 2022 and 2021, respectively.

Off-Balance Sheet Arrangements. At December 31, 2022, we had $793,000 of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $2.9 million at December 31, 2022.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2022.

	Total Amounts Committed at	Amount of Commitment Expiration – Per Period
	December 31, 2022	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Unused line of credit	$2,872	$125	$650	$852	$1,245
Commitments to originate loans	793	793	—	—	—
Total commitments	$3,665	$918	$650	$852	$1,245

Contractual Cash Obligations. The following table summarizes our contractual cash obligations at December 31, 2022.

	Total at	Payments Due By Period
	December 31, 2022	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Time deposits	$55,386	$30,618	$20,078	$4,690	$—
Total contractual obligations	$55,386	$30,618	$20,078	$4,690	$—

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

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

The CECL model represents a significant change from existing practice and may result in material changes to our accounting for financial instruments. We are evaluating the effect ASU 2016-13 will have on our consolidated financial statements and related disclosures. The impact of the ASU will depend upon the state of the economy, and the nature of our loan portfolio at the date of adoption. The new standard is effective January 1, 2023 for emerging growth companies.

Management has developed a CECL allowance model which calculates reserves over the life of the loan and is largely driven by peer data adjusted for portfolio characteristics unique to us. Management will periodically refine the model as needed. We expect to incur a $250,000 to $300,000 after-tax charge, during the first quarter of 2023 as a result of the adoption of CECL, which will decrease the opening stockholders’ equity balance as of January 1, 2023. The total estimated impact equates to a 9 to 12 basis point decrease to the tangible common equity ratio. Management is in the process of finalizing the review of the most recent model run and finalizing assumptions including qualitative adjustments and economic forecasts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Exposure to Changes in Interest Rates”.

Item 8. Financial Statements and Supplementary Data

The consolidated Financial Statements, including supplemental data, of NSTS Bancorp, Inc. and its consolidated subsidiaries begins on page 40 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls & Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by NSTS Bancorp, Inc. in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to NSTS Bancorp, Inc.'s management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management of NSTS Bancorp, Inc. is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management assessed the effectiveness of NSTS Bancorp, Inc.’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Chief Executive Officer and our Chief Financial Officer have determined that NSTS Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2022, based on the specified criteria.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, NSTS Bancorp, Inc.’s internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference to the sections captioned “Proposal I – Election of Directors” and "Stockholder Proposals and Nominations" in NSTS Bancorp, Inc.'s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year (the “Proxy Statement”).

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the sections captioned “Executive and Director Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

Not applicable. NSTS Bancorp, Inc. has not adopted any stock-based compensation plans as of December 31, 2022.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

Exhibit Number
2.1	Plan of Conversion of North Shore MHC, as amended (1)

3.1	Certificate of Incorporation of NSTS Bancorp, Inc. (1)

3.2	Bylaws of NSTS Bancorp, Inc. (1)

4.1	Description of NSTS Bancorp, Inc.'s securities registered under the Securities Exchange Act of 1934, as amended

10.1	Employment Agreement by and among NSTS Bancorp, Inc., North Shore Trust and Savings and Stephen G. Lear dated January 18, 2022*(2)

10.2	Change in Control Severance Agreement by and between North Shore Trust and Savings and Nathan E. Walker dated January 18, 2022*(2)

10.3	Change in Control Severance Agreement by and between North Shore Trust and Savings and Carissa H. Schoolcraft dated January 18, 2022*(2)

10.4	Change in Control Severance Agreement by and between North Shore Trust and Savings and Amy L. Avakian dated January 18, 2022*(2)

10.5	Change in Control Severance Agreement by and between North Shore Trust and Savings and Christine E. Stickler dated January 18, 2022*(2)

21.1	Subsidiaries of NSTS Bancorp, Inc.

24.1	Power of Attorney (set forth on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

* Indicates a management contract or compensatory plan.
(1) Filed as an exhibit to NSTS Bancorp, Inc.'s Registration Statement on Form S-1 (File No. 333-259483) and incorporated herein by reference.

(2) Filed as an exhibit to NSTS Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-41232) and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENT OF NSTS BANCORP, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

NSTS Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NSTS Bancorp, Inc. and its Subsidiary (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Chicago, Illinois

March 30, 2023

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	Year ended December 31,
	2022	2021
	(Dollars in thousands)
Assets:
Cash and due from banks	$1,583	$814
Interest-bearing bank deposits	11,564	120,797
Cash and cash equivalents	13,147	121,611
Time deposits with other financial institutions	4,477	3,469
Securities available for sale	121,205	100,950
Federal Home Loan Bank stock	550	550
Loans held for sale	—	104
Loans, net of unearned income	103,983	97,313
Allowance for loan losses	(624)	(779)
Loans, net	103,359	96,534
Premises and equipment, net	5,035	5,087
Accrued interest receivable	852	641
Bank-owned life insurance (BOLI)	9,249	9,071
Other assets	6,332	2,852
Total assets	$264,206	$340,869
Liabilities:
Deposits:
Noninterest bearing	$12,977	$99,090
Interest-bearing
Demand and NOW checking	18,659	17,931
Money market	42,624	45,414
Savings	49,068	50,312
Time deposits over $250,000	8,801	9,380
Other time deposits	46,585	63,494
Total deposits	178,714	285,621
Escrow deposits	1,253	1,442
Other borrowings	—	5,000
Accrued expenses and other liabilities	3,697	3,623
Total liabilities	183,664	295,686
Stockholders' equity:
Common stock ($0.01 par value; 10,000,000 shares authorized; 5,397,959 shares issued and outstanding)	54	—
Additional paid-in capital	50,420	—
Retained earnings	45,291	45,264
Unallocated common shares held by ESOP	(4,098)	—
Accumulated other comprehensive loss, net	(11,125)	(81)
Total stockholders' equity	80,542	45,183
Total liabilities and stockholders' equity	$264,206	$340,869

See accompanying notes to consolidated financial statements

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended December 31,
	2022	2021
	(Dollars in thousands)
Interest income:
Loans, including fees	$3,618	$3,569
Securities
Taxable	2,013	1,107
Tax-exempt	402	248
Federal funds sold and other	259	35
Time deposits with other financial institutions	41	66
FHLB stock	15	13
Total interest income	6,348	5,038
Interest expense:
Deposits	764	940
Net interest income	5,584	4,098
Reversal of provision for loan losses	(230)	(23)
Net interest income after reversal of provision for loan losses	5,814	4,121
Noninterest income:
Gain on sale of mortgage loans	106	410
Gain on sale of securities	—	131
Rental income on office building	53	42
Service charges on deposits	291	289
Increase in cash surrender value of BOLI	178	181
Other	608	156
Total noninterest income	1,236	1,209
Noninterest expense:
Salaries and employee benefits	3,846	3,141
Equipment and occupancy	658	665
Data processing	632	613
Professional services	500	139
Advertising	90	71
Supervisory fees and assessments	142	126
Loan expenses	86	129
Deposit expenses	203	183
Director fees	223	225
Other	497	307
Total noninterest expense	6,877	5,599
Income (losses) before income taxes	173	(269)
Income tax expense (benefit)	146	(214)
Net income (losses)	$27	$(55)
Basic and diluted earnings per share	0.01	N/A
Weighted average shares outstanding	4,729,236	N/A

See accompanying notes to consolidated financial statements

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2022	2021
	(Dollars in thousands)
Net income (losses)	$27	$(55)
Unrealized net holding loss on securities
Unrealized net holding loss on securities arising during period, net of realized gains on sales of $0 and $131,000, in the years ended December 31, 2022 and 2021, respectively	(15,447)	(2,080)
Tax effect	4,403	593
Other comprehensive loss, net of taxes	(11,044)	(1,487)
Comprehensive loss	$(11,017)	$(1,542)

See accompanying notes to consolidated financial statements

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

					Accumulated
					other	Unallocated
	Common	Common	Additional	Retained	comprehensive	Common Shares
	Shares	Stock	Paid-In Capital	earnings	income (loss)	Held by ESOP	Total
		(Dollars in thousands)
Balance at January 1, 2021	—	$—	$—	$45,319	$1,406	$—	$46,725
Net losses	—	—	—	(55)	—	—	(55)
Change in net unrealized loss on securities available for sale, net	—	—	—	—	(1,487)	—	(1,487)
Balance at December 31, 2021	—	$—	$—	$45,264	$(81)	$—	$45,183
Net income	—	—	—	27	—	—	27
Proceeds of stock offering and issuance of common shares (net of issuance costs of $2.5 million)	5,290,000	53	49,387	—	—	—	49,440
Issuance of common shares donated to the NSTS Charitable Foundation	107,959	1	1,008	—	—	—	1,009
Purchase of common shares by the ESOP (431,836 shares)	—	—	—	—	—	(4,319)	(4,319)
ESOP shares committed to be released	—	—	25	—	—	221	246
Change in net unrealized loss on securities available for sale, net	—	—	—	—	(11,044)	—	(11,044)
Balance at December 31, 2022	5,397,959	$54	$50,420	$45,291	$(11,125)	$(4,098)	$80,542

See accompanying notes to consolidated financial statements

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended December 31,
	2022	2021
	(Dollars in thousands)
Cash flows from operating activities:
Net income (losses)	$27	$(55)
Adjustments to reconcile net income (losses) to net cash provided by operating activities:
Depreciation	267	268
Securities amortization and accretion, net	958	1,323
Loans originated for sale	(8,540)	(19,302)
Proceeds from sales of loans held for sale	8,750	21,580
Gain on sale of mortgage loans	(106)	(410)
Gain on sale of securities available for sale	—	(131)
Gain on sale of OREO	—	(7)
Gain on transfer to OREO	—	(15)
Reversal of provision for loan losses	(230)	(23)
Earnings on bank owned life insurance	(178)	(181)
Issuance of common shares donated to North Shore Trust and Savings Charitable Foundation	1,009	—
ESOP expense	246	—
Change in deferred income taxes	64	(379)
Decrease (increase) in accrued interest receivable and other assets	648	(1,268)
Net increase in accrued expenses and other liabilities	74	52
Net cash provided by operating activities	2,989	1,452
Cash flows from investing activities:
Purchases of loans, net	(5,357)	—
Net (increase) decrease in portfolio loans	(1,238)	1,772
Principal repayments on mortgage-backed securities	16,165	17,552
Purchases of securities available for sale	(59,530)	(48,968)
Sales of securities available for sale	—	6,769
Maturities and calls of securities available for sale	6,705	2,045
Purchase of Federal Home Loan Bank stock	—	(38)
Proceeds from sale of other real estate owned	—	194
(Increase) decrease in time deposits with other financial institutions, net	(1,008)	8,967
Purchases of premises and equipment, net	(215)	(142)
Net cash used in investing activities	(44,478)	(11,849)
Cash flows from financing activities:
Net change in deposits	(106,907)	99,217
Net change in escrow deposits	(189)	(77)
Repayment of FHLB advance	(5,000)	(4,000)
Proceeds from FHLB advance	—	5,000
Net proceeds from issuance of common shares	49,440	—
Loan to ESOP	(4,319)	—
Net cash (used in) provided by financing activities	(66,975)	100,140
Net change in cash and cash equivalents	(108,464)	89,743
Cash and cash equivalents at beginning of period	121,611	31,868
Cash and cash equivalents at end of period	$13,147	$121,611
Supplemental disclosures of cash flow information:
Loans transferred to OREO	$—	$172
Cash paid during the period for: Interest	766	948
Income taxes	—	—

See accompanying notes to consolidated financial statements

Note 1: Summary of Significant Accounting Policies

The accompanying consolidated financial statements (“the financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to practices within the banking industry.

Nature of Operations

NSTS Bancorp, Inc. was formed to serve as the stock holding company for North Shore Trust and Savings (the “Bank”) in connection with the conversion of North Shore Trust and Savings, NSTS Financial Corporation and North Shore MHC, from the mutual to the stock form of organization, which was completed on January 18, 2022. The audited financial statements, as well as other financial information at or prior to January 18, 2022, contained in this Annual Report on Form 10-K relate solely to the consolidated financial results of North Shore MHC and its consolidated subsidiaries, NSTS Financial Corporation and North Shore Trust and Savings.

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

Certain amounts in prior year financial statements have been reclassified to conform to the 2022 presentation.

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

The Employee Retention Credit was recorded during the second quarter of 2022, when the Bank determined it was eligible. The credit is recorded as other non-interest income and offsets $503,000 of salaries and employee benefits expense previously recorded during 2021. Subsequent to December 31, 2022, the Bank has received $259,000 of the Employee Retention Credit, which represents the tax credit for the quarter ended June 30, 2021. The Bank cannot reasonably estimate when it will receive the remaining refunds. A receivable is recorded in other assets on the consolidated balance sheets to reflect the remaining amount of the credit yet to be received. The CARES Act and related Employee Retention Credit was terminated as of September 30, 2021, and therefore the Company does not expect to file for any additional refunds.

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

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market price and is carried at cost of $550,000 at December 31, 2022 and 2021 and is evaluated for impairment at each reporting date.

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

Employee Stock Ownership Plan

The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the average market price of the shares during the year, and the shares become outstanding for basic net income per common share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce the ESOP’s debt and accrued interest.

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

Note 2: Securities

The amortized cost and estimated fair value of debt securities at December 31, 2022 and 2021, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties, therefore, these securities have been included in 1 to 5 years based on average remaining life.

December 31, 2022	U.S. Treasuries	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
		(Dollars in thousands)
1 year or less	$2,433	$1,007	$528	$—	$—	$3,968
1 to 5 years	4,855	11,511	5,394	20,033	22,809	64,602
5 to 10 years	—	8,872	2,655	15,046	11,848	38,421
After 10 years	—	—	11,060	659	2,495	14,214
Fair value	$7,288	$21,390	$19,637	$35,738	$37,152	$121,205
Gross unrealized gains	—	—	6	—	—	6
Gross unrealized losses	(155)	(1,870)	(2,972)	(5,464)	(5,105)	(15,566)
Amortized cost	$7,443	$23,260	$22,603	$41,202	$42,257	$136,765

December 31, 2021	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
	(Dollars in thousands)
1 year or less	$—	$1,631	$356	$1,064	$3,051
1 to 5 years	5,587	3,941	29,375	16,097	55,000
5 to 10 years	4,466	2,244	12,417	11,976	31,103
After 10 years	—	10,184	—	1,612	11,796
Fair value	$10,053	$18,000	$42,148	$30,749	$100,950
Gross unrealized gains	73	423	259	279	1,034
Gross unrealized losses	(78)	(14)	(612)	(443)	(1,147)
Amortized cost	$10,058	$17,591	$42,501	$30,913	$101,063

As of December 31, 2022 and 2021, no securities were pledged to secure public deposits or for other purposes as required or permitted by law. At December 31, 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of equity.

Information pertaining to securities with gross unrealized losses at December 31, 2022 and 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Treasuries	$7,288	$155	$—	$—	$7,288	$155
U.S. government agency obligations	17,274	1,296	4,116	574	21,390	1,870
Municipal obligations	16,823	2,349	2,037	623	18,860	2,972
Mortgage-backed residential obligations	14,365	1,618	21,373	3,846	35,738	5,464
Collateralized mortgage obligations	21,449	2,014	15,703	3,091	37,152	5,105
Total	$77,199	$7,432	$43,229	$8,134	$120,428	$15,566
December 31, 2021
U.S. government agency obligations	$4,020	$62	$1,105	$16	$5,125	$78
Municipal obligations	2,399	8	247	6	2,646	14
Mortgage-backed residential obligations	26,540	535	2,781	77	29,321	612
Collateralized mortgage obligations	16,715	338	4,386	105	21,101	443
Total	$49,674	$943	$8,519	$204	$58,193	$1,147

There were no securities with other than temporary impairment losses at December 31, 2022 or 2021 respectively.

Unrealized losses have not been recognized into income because, based on management’s evaluation, the decline in fair value is largely due to increased market rates, temporary market conditions and trading spreads, and, as such, are considered to be temporary by the Bank. In addition, management has the intent and ability to hold these securities until they mature or they recover their carrying values.

All U.S. Treasuries, U.S. government agency obligations, mortgage-backed residential obligations and collateralized mortgage obligations are agency-issued or government-sponsored enterprise issued. Agency-issued securities are generally guaranteed by a U.S. government agency, such as the Government National Mortgage Association. Government-sponsored enterprises, such as the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, or the Small Business Administration, have either a direct or implied guarantee by the U.S. government.

The Bank holds two classifications of municipal bonds, general obligation bonds and revenue bonds. General obligation bonds are backed by the general revenue of the issuing municipality, while revenue bonds are supported by a specific revenue source. All general obligation and revenue bonds have a bond rating of investment grade by Standard and Poor’s or Moody’s Investor Services or are not rated. The bonds that are not rated have been in a loss position less than 12 months. As of December 31, 2022, all municipal bond securities are paying as agreed.

The following table represents the proceeds from the sale of securities available-for-sale and the related gross gains and losses during the periods presented.

	At December 31,
	2022	2021
	(Dollars in thousands)
Sales of securities available for sale	$—	$6,769
Gross gain realized on the sale of securities available for sale	—	131
Gross loss realized on the sale of securities available for sale	—	—

Note 3: Loans

A summary of loans by major category as of December 31, 2022 and 2021 is as follows:

	2022	2021
	(Dollars in thousands)
First mortgage loans
1-4 family residential	$95,584	$88,028
Multi-family	3,237	3,497
Commercial	3,921	4,604
Total first mortgage loans	102,742	96,129
Consumer loans	249	372
Total loans	102,991	96,501
Net deferred loan costs	992	812
Allowance for loan losses	(624)	(779)
Total loans, net	$103,359	$96,534

First mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of these loans totaled $13.7 million and $15.8 million at December 31, 2022 and 2021, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were $231,000 and $270,000 at December 31, 2022 and 2021, respectively.

In the normal course of business, loans are made by the Bank to directors and officers of the Company and the Bank (related parties). The terms of these loans, including interest rate and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectability. At December 31, 2022 and 2021, such borrowers were indebted to the Bank in the aggregate amount of $597,000 and $556,000, respectively.

Note 4: Allowance for Loan Losses

Changes in the allowance for loan losses and the related loan balance information by portfolio segment as of and for the years ended December 31, 2022 and 2021 were as follows:

	December 31, 2022
	1-4 family residential	Multi-family	Commercial	Consumer	Total
	(Dollars in thousands)
Year ended:
Beginning balance	$675	69	25	10	$779
Charge-offs	—	—	—	—	—
Recoveries	75	—	—	—	75
Net recoveries	75	—	—	—	75
Reversal of provision for loan losses	(169)	(50)	(6)	(5)	(230)
Ending balance	$581	19	19	5	$624

	December 31, 2021
	1-4 family residential	Multi-family	Commercial	Consumer	Total
	(Dollars in thousands)
Year ended:
Beginning balance	$798	29	38	5	$870
Charge-offs	—	—	—	(99)	(99)
Recoveries	31	—	—	—	31
Net recoveries (charge-offs)	31	—	—	(99)	(68)
(Reversal of) Provision for loan losses	(154)	40	(13)	104	(23)
Ending balance	$675	69	25	10	$779

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2022 and 2021, were as follows:

	Collectively evaluated		Individually evaluated		Total
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
	(Dollars in thousands)
December 31, 2022
1-4 family residential	$512	$94,711	$69	$873	$581	$95,584
Multi-family	19	3,237	—	—	19	3,237
Commercial	19	3,921	—	—	19	3,921
Consumer	5	249	—	—	5	249
Total	$555	$102,118	$69	$873	$624	$102,991
December 31, 2021
1-4 family residential	$557	$86,892	$118	$1,136	$675	$88,028
Multi-family	69	3,497	—	—	69	3,497
Commercial	25	4,604	—	—	25	4,604
Consumer	10	372	—	—	10	372
Total	$661	$95,365	$118	$1,136	$779	$96,501

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

The following table presents loan balances based on risk rating by class of loans as of December 31, 2022 and 2021:

		Special
	Pass	Mention	Substandard	Doubtful	Total loans
	(Dollars in thousands)
December 31, 2022
1-4 family residential	$95,353	$43	$188	$—	$95,584
Multi-family	3,237	—	—	—	3,237
Commercial	3,921	—	—	—	3,921
Consumer	249	—	—	—	249
Total	$102,760	$43	$188	$—	$102,991
December 31, 2021
1-4 family residential	$87,881	$45	$102	$—	$88,028
Multi-family	3,497	—	—	—	3,497
Commercial	4,604	—	—	—	4,604
Consumer	372	—	—	—	372
Total	$96,354	$45	$102	$—	$96,501

The aging of the Bank’s loan portfolio by class of loans as of December 31, 2022 and 2021, is as follows:

	31-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loan Balance
	(Dollars in thousands)
December 31, 2022
1-4 family residential	$28	$—	$154	$182	$95,402	$95,584
Multi-family	—	—	—	—	3,237	3,237
Commercial	—	—	—	—	3,921	3,921
Consumer	—	—	—	—	249	249
Total	$28	$—	$154	$182	$102,809	$102,991
December 31, 2021
1-4 family residential	$—	$41	$102	$143	$87,885	$88,028
Multi-family	—	—	—	—	3,497	3,497
Commercial	—	—	—	—	4,604	4,604
Consumer	—	—	—	—	372	372
Total	$—	$41	$102	$143	$96,358	$96,501

Loans individually evaluated for impairment by class of loans as of December 31, 2022 and 2021, were as follows:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(Dollars in thousands)
December 31, 2022
With no related allowance recorded
1-4 family residential	$429	$635	$—	$442	$29
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$429	$635	$—	$442	$29
With a related allowance recorded
1-4 family residential	$444	$444	$69	$452	$21
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$444	$444	$69	$452	$21
Total individually assessed as of December 31, 2022	$873	$1,079	$69	$894	$50
December 31, 2021
With no related allowance recorded
1-4 family residential	$355	$595	$—	$348	$26
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$355	$595	$—	$348	$26
With a related allowance recorded
1-4 family residential	$781	$797	$118	$797	$35
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$781	$797	$118	$797	$35
Total individually assessed as of December 31, 2021	$1,136	$1,392	$118	$1,145	$61

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

There were no new troubled debt restructurings during the years ended December 31, 2022 and 2021.

Note 5: Premises and Equipment

The components of premises and equipment as of December 31, 2022 and 2021, are as follows:

	2022	2021
	(Dollars in thousands)
Land and improvements	$2,703	$2,701
Building and improvements	6,768	6,576
Furniture and equipment	1,390	1,372
Total gross equipment	10,861	10,649
Less accumulated depreciation	5,826	5,562
Premises and equipment, net	$5,035	$5,087

Note 6: Other Real Estate Owned

There was no other real estate owned ("OREO") at December 31, 2022 and 2021.

The following table represents the movement in OREO during the periods presented.

	At December 31,
	2022	2021
	(Dollars in thousands)
Transfer of loans to OREO	$—	$172
Sale of OREO	—	194
Gross gain realized on transfer to OREO	—	15
Gross gain realized on sale of OREO	—	7

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $0 and $60,000, as of December 31, 2022 and 2021, respectively.

Note 7: Deposits

As of December 31, 2022, for years below ended December 31, the scheduled maturities of time deposits are as follows:

Years Ended	Amount
(Dollars in thousands)
2023	$30,618
2024	14,651
2025	5,427
2026	2,822
2027 and beyond	1,868
Total	$55,386

In the normal course of business, deposit accounts are held by directors and officers of the Bank (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At December 31, 2022 and 2021, total deposits held by directors and officers of the Company and the Bank were $724,000 and $1.1 million, respectively.

Note 8: Other Borrowings

On May 12, 2022, the Bank repaid the existing FHLB advance totaling $5.0 million with a 0% interest rate that was due on May 23, 2022. Additionally, on May 21, 2021, the Bank repaid the existing non-interest bearing FHLB advance totaling $4.0 million that was due on May 24, 2021. The Bank is eligible to borrow up to a total of $68.6 million and $60.8 million at December 31, 2022 and 2021, respectively, which would be collateralized by $86.6 million and $76.8 million of first mortgage loans under a blanket lien arrangement at December 31, 2022 and 2021, respectively. Additionally, at December 31, 2022 we had a $10.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2022.

Note 9: Income Taxes

Income tax expense (benefit) for the years ended December 31, 2022 and 2021, is summarized as follows:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Current (benefit) expense
Federal	$(133)	$62
State	—	—
Total current (benefit) expense	(133)	62

Deferred expense (benefit)	64	(379)
Change in valuation allowance	215	103
Total deferred expense (benefit)	279	(276)
Total income tax expense (benefit)	$146	$(214)

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

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Income (losses) before income tax expense	$173	$(269)
Tax (expense) benefit at statutory federal rate of 21% applied to income before income tax (expense) benefit	(36)	56
State income tax, net of federal effect	(13)	51
Tax-exempt security and loan income, net of TEFRA adjustments	83	50
BOLI	37	38
Valuation allowance on Federal NOL	(150)	-
Other	(67)	19
Total income tax (expense) benefit	$(146)	$214
Effective tax rate	(84.4)%	79.6%

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021, are as follows:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$178	$222
Deferred compensation	481	432
Retirement plans	55	55
Premises held for sale impairment	101	101
Unrealized loss on securities available-for-sale	4,435	32
Federal net operating loss carryforwards	358	218
Other	38	53
State net operating loss carryforwards	371	306
Gross deferred tax assets	6,017	1,419
Valuation allowance on federal and state NOLs	(521)	(306)
Net deferred tax assets	5,496	1,113
Deferred tax liabilities
FHLB stock dividends	(101)	(101)
Accumulated depreciation	(80)	(36)
Deferred tax liabilities	(181)	(137)
Net deferred tax asset	$5,315	$976

The Bank does not expect the total amount of unrecognized tax benefits to change significantly in the next twelve months. Federal net operating losses (NOL) as of December 31, 2022 and 2021 are $1.7 million, and $1.5 million, respectively, and do not expire. During 2022, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $150,000 on Federal NOLs has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted, and an additional valuation allowance recorded, if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is present and additional weight cannot be given to subjective evidence such as our projections for growth. Our projections for growth are based on growth within our deposit and loan portfolios and maintaining an adequate net interest margin.

NOL carryforwards for state income tax purposes were approximately $3.9 million and $3.2 million at December 31, 2022 and 2021, respectively, and will begin expiring in 2023. Due to the uncertainty that the Bank will be able to generate future state taxable income sufficient to utilize the net operating loss carryforwards, a full valuation allowance of $371,000 has been recorded on the related deferred tax asset.

There were no uncertain tax positions outstanding as of December 31, 2022 and 2021. As of December 31, 2022, tax years remaining open for State of Illinois and Wisconsin were 2018 through 2021. Federal tax years that remained open were 2019 through 2021. As of December 31, 2022, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, common equity Tier 1 capital to total risk-weighted assets and of Tier I capital to average assets, as such individual components and calculations are defined by related standards. As of December 31, 2022, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category.

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total assets (i.e., leverage ratio) exceeds 9% subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. In April 2020, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold increased to 8.5% in 2021 and returned to 9% in 2022. The Bank elected to begin using CBLR for the first quarter of 2020. Management believes, as of December 31, 2022, that the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios as of December 31, 2022 and 2021, are presented below:

	Actual		Minimum Required to be Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2022
Tier 1 capital (to Average Assets)	$65,634	24.81%	$23,809	>9%

As of December 31, 2021
Tier 1 capital (to Average Assets)	$44,262	16.11%	$23,349	>8.5%

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

The Bank sponsors a noncontributory Profit-Sharing Plan covering all employees who have worked more than 1,000 hours during the plan year. Profit sharing expense for the years ended 2022 and 2021 was $0.

Management implemented a 401(k)-benefit plan during 2007. Employee contributions are matched up to the first 6% of compensation contributed by the employee. Employer match contributions totaled $150,000 for 2022 and $156,000 for 2021.

As part of the conversion, North Shore Trust and Savings established the Employee Stock Ownership Plan ("ESOP") for its employees. Shares of the ESOP will be released and allocated to employees based on the ratio of each such participant's compensation. Refer to Note 12 for additional information surrounding the ESOP and related expenses.

Note 12: ESOP

In connection with the Bank’s mutual to stock conversion in January 2022, the Bank established the North Shore Trust and Savings Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP purchased 431,836 shares of Company common stock in the Company’s initial public offering at $10.00 per share with the proceeds of a twenty-five (25) year loan from the Company in the amount of $4.3 million. The interest rate on the ESOP loan is fixed at 3.25%. The Bank intends to make annual contributions to the ESOP that at a minimum will permit the ESOP to repay the principal and interest due on the ESOP debt. However, the Bank may prepay the principal of the note, partially or in full and without penalty or premium at any time and from time to time without prior notice to the holder. Any dividends declared on Company common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. As the ESOP loan is repaid, shares of Company common stock pledged as collateral for the loan are released from the loan suspense account for allocation to Plan participants on the basis of each active participant’s proportional share of compensation. Participants vest 100% in their ESOP allocations after five years of service. In connection with the implementation of the ESOP, participants were given credit for past service with the Bank for vesting purposes. Participants will become fully vested upon death, disability, retirement, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon separation from service. The plan reallocates any unvested shares of common stock forfeited upon termination of employment among the remaining participants in the plan.

ESOP compensation represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. The ESOP compensation expense for the year ended December 31, 2022 was $246,000.

Shares held by the ESOP were as follows:

As of December 31, 2022

(Dollars in thousands)
Shares committed for allocation	22,009
Unallocated	409,827
Total ESOP shares	431,836

Fair value of unearned shares at December 31, 2022	$4,152

Note 13: Commitments and Contingencies

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of the Bank.

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At December 31, 2022 and 2021, unused lines of credit and outstanding commitments to originate loans were as follows:

	2022	2021
	(Dollars in thousands)
Unused line of credit	$2,872	$4,001
Commitments to originate loans	793	219
Total commitments	$3,665	$4,220

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

Note 14: Fair Value Measurements

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

There have been no changes in the methodologies used at December 31, 2022 and 2021.

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

The following table presents the Bank’s assets that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2022 and 2021:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2022
Securities Available-for-sale
U.S. Treasury Notes	$7,288	$7,288	$—	$—
U.S. government agency obligations	21,390	—	21,390	—
Municipal obligations	19,637	—	19,637	—
Mortgage-backed residential obligations	35,738	—	35,738	—
Collateralized mortgage obligations	37,152	—	37,152	—
Total	$121,205	$7,288	$113,917	$—
December 31, 2021
Securities Available-for-sale
U.S. government agency obligations	$10,053	—	10,053	$—
Municipal obligations	18,000	—	18,000	—
Mortgage-backed residential obligations	42,148	—	42,148	—
Collateralized mortgage obligations	30,749	—	30,749	—
Total	$100,950	—	100,950	$—

The Bank may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis and the valuation techniques used to measure nonrecurring Level 3 fair value measurements as of December 31, 2022 and 2021, were as follows:

Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3	Gain/(Loss)
	(Dollars in thousands)
December 31, 2022
Impaired loans	$375	—	—	375	$—

December 31, 2021
Impaired loans	$663	—	—	663	$—

The numerical range of unobservable inputs for the valuation assumptions used in calculating the amounts disclosed above is not meaningful to this presentation.

Note 15: Fair Value of Financial Instruments

Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 14 – Fair Value Measurements. The following disclosures include financial instruments that are not carried at fair value on the Consolidated Balance Sheets. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
December 31, 2022
Financial assets:
Loans, net	$103,359	$—	$—	$94,779	$94,779
Financial liabilities:
Interest-bearing deposits	$165,737	$—	$165,535	$—	$165,535

December 31, 2021
Financial assets:
Loans, net	$96,534	$—	$—	$96,391	$96,391
Loans held for sale	104	—	112	—	112
Financial liabilities:
Interest-bearing deposits	$186,531	$—	$181,564	$—	$181,564

Note 16: Earnings Per Share

Basic EPS represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that should then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents.

There were no securities or other contracts that had a dilutive effect during the twelve months ended December 31, 2022, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for purposes of the EPS calculation. EPS data is not applicable for the twelve months ended December 31, 2021 as the Company had no shares outstanding.

Year Ended December 31,
2022

Net income applicable to common shares	$27

Average number of common shares outstanding	5,131,758
Less: Average unallocated ESOP shares	402,522
Average number of common shares outstanding used to calculate basic earnings per common share	4,729,236
Earnings per common share basic and diluted	$0.01

All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS.

Note 17: Condensed Parent Only Financial Information

The Parent Company’s condensed balance sheet and related condensed statements of operations and cash flows are as follows. The information presented for the year ended December 31, 2021 represents the consolidated holding companies of North Shore Trust and Savings as of December 31, 2021 of North Shore MHC and NSTS Financial Corporation.

NSTS BANCORP, INC.
Condensed Balance Sheets

	Year ended December 31,
	2022	2021
	(Dollars in thousands)
Assets:
Cash	$22,194	$247
Investment in subsidiary	54,510	44,181
Loan to ESOP	4,145
Other assets	104	755
Total assets	$80,953	$45,183
Liabilities:
Accrued expense and other liabilities	$411	$—
Total liabilities	411	—
Stockholders' equity
Common Stock	54	—
Additional paid-in capital	50,420	—
Retained earnings	45,291	45,264
Unallocated common shares held by ESOP	(4,098)	—
Accumulated other comprehensive loss, net	(11,125)	(81)
Total stockholders' equity	80,542	45,183
Total liabilities and stockholders’ equity	$80,953	$45,183

NSTS BANCORP, INC.
Condensed Statements of Operations

	Year ended December 31,
	2022	2021
	(Dollars in thousands)
Income:
Interest income	$140	$1
Total income	140	1
Expense:
Noninterest expense	$425	$19
Total expense	425	19
Losses before income tax (benefit) expense and equity in undistributed earnings of subsidiary	$(285)	$(18)
Income tax (benefit) expense	(91)	38
Losses before equity in undistributed earnings of subsidiary	$(194)	$(56)
Equity in undistributed earnings of subsidiary	221	1
Net income (losses)	$27	$(55)

NSTS BANCORP, INC.
Condensed Statements of Cash Flows

	Year ended December 31,
	2022	2021
	(Dollars in thousands)
Cash flows from operating activities:
Net income (losses)	$27	$(55)
Adjustments to reconcile net income (losses) to net cash used in operating activities:
Decrease (increase) in other assets	651	(704)
Increase (decrease) in accrued expenses and other liabilities	411	(3)
Issuance of common shares donated to North Shore Trust and Savings Charitable Foundation	1,009	—
Equity in undistributed earnings of subsidiary	(221)	(1)
Net cash provided by (used in) operating activities	1,877	(763)
Cash flows from investing activities:
Principal payments on loan to ESOP	$174	$—
Net cash provided by investing activities	174	—
Cash flows from financing activities:
Net proceeds from issuance of common shares	49,440	—
Loan to ESOP	(4,319)	—
Proceeds from conversion transferred to subsidiary	(25,225)	—
Net cash provided by financing activities	19,896	—
Net change in cash	21,947	(763)
Cash at beginning of period	247	1,010
Cash at end of period	$22,194	$247

Note 18: Changes in Accounting Principles

Accounting for Financial Instruments – Credit Losses

The FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments— Credit Losses (Topic 326). The ASU introduces a new credit loss model, the current expected credit loss model (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The ASU is effective for the Company as of January 1, 2023.

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

Management has developed a CECL allowance model which calculates credit loss reserves over the life of the loan and is largely driven by peer data adjusted for loan portfolio characteristics unique to the Bank. Management will periodically refine the model as needed. The Company expects to incur a $250,000 to $300,000 after-tax charge during the first quarter of 2023 as a result of the implementation of CECL, which will be a decrease to the opening stockholders’ equity balance as of January 1, 2023. The total estimated impact equates to a 9 to 12 basis point decrease to our Tangible Common Equity ratio. Management is in the process of finalizing the review of the most recent model run and finalizing assumptions including qualitative adjustments and economic forecasts.

Note 19: Subsequent Events

Management evaluated subsequent events through March 30, 2023, the date the financial statements were issued. Management does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the consolidated financial statements included in this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTS BANCORP, INC.

Dated: March 30, 2023	By:	/s/ Stephen G. Lear
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

Signatures	Title	Date
/s/ Stephen G. Lear	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2023
Stephen G. Lear
/s/ Carissa H. Schoolcraft	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2023
Carissa H. Schoolcraft
/s/ Apolonio Arenas	Director	March 30, 2023
Apolonio Arenas
/s/ Thaddeus M. Bond, Jr.	Director	March 30, 2023
Thaddeus M. Bond, Jr.
/s/ Kevin M. Dolan	Director	March 30, 2023
Kevin M. Dolan
/s/ Thomas M. Ivantic	Director	March 30, 2023
Thomas M. Ivantic
/s/ Thomas J. Kneesel	Director	March 30, 2023
Thomas J. Kneesel
/s/ Rodney J. True	Director	March 30, 2023
Rodney J. True