Form 10-Q
period 2023-03-31
NSTS Bancorp, Inc.
filed 2023-05-12
CIK 1881592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the Registrant had 5,348,902 shares of its common stock outstanding.

NSTS Bancorp, Inc.

Form 10Q

Explanatory Note

NSTS Bancorp, Inc. was formed to serve as the stock holding company for North Shore Trust and Savings (the “Bank”) in connection with the conversion of North Shore Trust and Savings, NSTS Financial Corporation and North Shore MHC, into the stock form of organization, which was completed on January 18, 2022. Accordingly, certain financial statements and other financial information at or prior to January 18, 2022, contained in this Form 10-Q relate solely to the consolidated financial results of North Shore MHC and its consolidated subsidiaries, NSTS Financial Corporation and North Shore Trust and Savings. See also NSTS Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022.

Part I. Financial Information

Item 1. Consolidated Financial Statements

NSTS BANCORP, INC.

Consolidated Balance Sheets

	March 31, 2023
	(unaudited)	December 31, 2022
	(Dollars in thousands)
Assets:
Cash and due from banks	$1,146	$1,583
Interest-bearing bank deposits	8,709	11,564
Cash and cash equivalents	9,855	13,147
Time deposits with other financial institutions	3,730	4,477
Securities available for sale	121,127	121,205
Federal Home Loan Bank stock (FHLB)	550	550
Loans, net of unearned income	104,522	103,983
Allowance for credit losses on loans	(979)	(624)
Loans, net	103,543	103,359
Premises and equipment, net	4,970	5,035
Accrued interest receivable	814	852
Bank-owned life insurance (BOLI)	9,295	9,249
Other assets	5,676	6,332
Total assets	$259,560	$264,206
Liabilities:
Deposits:
Noninterest bearing	$14,759	$12,977
Interest-bearing
Demand and NOW checking	18,176	18,659
Money market	39,970	42,624
Savings	47,732	49,068
Time deposits over $250,000	6,950	8,801
Other time deposits	44,665	46,585
Total deposits	172,252	178,714
Escrow deposits	1,798	1,253
Accrued expenses and other liabilities	3,441	3,697
Total liabilities	$177,491	$183,664
Stockholders' equity:
Common Stock ($0.01 par value; 10,000,000 shares authorized; 5,397,959 shares issued and outstanding)	54	54
Additional paid-in capital	50,421	50,420
Retained earnings	45,182	45,291
Unallocated common shares held by ESOP	(4,044)	(4,098)
Accumulated other comprehensive loss, net	(9,544)	(11,125)
Total stockholders' equity	82,069	80,542
Total liabilities and stockholders' equity	$259,560	$264,206

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Operations (unaudited)

	For the three months ended
	March 31,
	2023	2022
	(Dollars in thousands)
Interest income:
Loans, including fees	$1,018	$843
Securities
Taxable	658	325
Tax-exempt	102	89
Federal funds sold and other	52	29
Time deposits with other financial institutions	24	5
FHLB Stock	4	4
Total interest income	1,858	1,295
Interest expense:
Deposits	221	191
Net interest income	1,637	1,104
Reversal of provision for credit losses	(28)	—
Net interest income after reversal of provision for credit losses	1,665	1,104
Noninterest income:
Gain on sale of mortgage loans	2	31
Rental income on office building	16	11
Service charges on deposits	64	71
Increase in cash surrender value of BOLI	46	43
Non-interest income other	19	32
Total noninterest income	147	188
Noninterest expense:
Salaries and employee benefits	928	903
Equipment and occupancy	166	181
Data processing	161	148
Professional services	121	133
Advertising	24	26
Supervisory fees and assessments	35	41
Loan expenses	21	29
Deposit expenses	52	34
Director fees	56	54
Non-interest expense other	106	98
Total noninterest expense	1,670	1,647
Income (losses) before income taxes	142	(355)
Income tax benefit	(28)	(76)
Net income (losses)	$170	$(279)
Basic and diluted earnings per share	$0.03	$(0.07)
Weighted average shares outstanding	4,989,933	3,974,386

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Losses) (unaudited)

	For the three months ended March 31,
	2023	2022
	(Dollars in thousands)
Net income (losses)	$170	$(279)
Unrealized net holding gain (loss) on securities
Unrealized net holding gain (loss) on securities arising during period, net of realized gains on sales of $0 in the three months ended March 31, 2023 and 2022	2,212	(6,243)
Tax effect	(631)	1,780
Other comprehensive income (loss), net of taxes	1,581	(4,463)
Comprehensive income (loss)	$1,751	$(4,742)

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Stockholders’ Equity (unaudited)

					Accumulated
					other	Unallocated
	Common	Common	Additional	Retained	comprehensive	Common Share
	Shares	Stock	Paid-In Capital	earnings	income (loss)	Held by ESOP	Total
		(Dollars in thousands)
		Quarter ended March 31, 2022
Balance at December 31, 2021	-	$-	$-	$45,264	$(81)	$-	$45,183
Net losses	-	-	-	(279)	-	-	(279)
Proceeds of stock offering and issuance of common shares (net of issuance costs of $2.5 million)	5,290,000	53	49,387	-	-	-	49,440
Issuance of common shares donated to the NSTS Charitable Foundation	107,959	1	1,008	-	-	-	1,009
Purchase of common shares by the ESOP (431,836 shares)	-	-	-	-	-	(4,319)	(4,319)
ESOP shares committed to be released	-	-	10	-	-	44	54
Change in net unrealized loss on securities available for sale, net	-	-	-	-	(4,463)	-	(4,463)
Balance at March 31, 2022	5,397,959	$54	$50,405	$44,985	$(4,544)	$(4,275)	$86,625
		Quarter ended March 31, 2023
Balance at December 31, 2022	5,397,959	$54	$50,420	$45,291	$(11,125)	$(4,098)	$80,542
Cumulative impact of ASU 2016-13	-	-	-	(279)	-	-	(279)
Net income	-	-	-	170	-	-	170
ESOP shares committed to be released	-	-	1	-	-	54	55
Change in net unrealized loss on securities available for sale, net	-	-	-	-	1,581	-	1,581
Balance at March 31, 2023	5,397,959	$54	$50,421	$45,182	$(9,544)	$(4,044)	$82,069

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
	2023	2022
	(Dollars in thousands)
Cash flows from operating activities:
Net income (losses)	$170	$(279)
Adjustments to reconcile net income (losses) to net cash provided by operating activities:
Depreciation	65	66
Securities amortization and accretion, net	135	314
Loans originated for sale	(585)	(3,785)
Proceeds from sales of loans held for sale	587	3,745
Gain on sale of mortgage loans	(2)	(31)
Reversal of provision for credit losses	(28)	—
Earnings on bank owned life insurance	(46)	(43)
Issuance of common shares donated to North Shore Trust and Savings Charitable Foundation	—	1,009
ESOP expense	55	54
Increase in accrued interest receivable and other assets	173	1,096
Net increase in accrued expenses and other liabilities	(261)	(483)
Net cash provided by operating activities	263	1,663
Cash flows from investing activities:
Net increase in portfolio loans	(540)	(811)
Principal repayments on mortgage-backed securities	2,155	5,249
Purchases of securities available for sale	—	(25,281)
Maturities and calls of securities available for sale	—	970
Decrease (increase) in time deposits with other financial institutions, net	747	(9)
Purchases of premises and equipment, net	—	(44)
Net cash provided by (used in) investing activities	2,362	(19,926)
Cash flows from financing activities:
Net change in deposits	(6,462)	(97,469)
Net change in escrow deposits	545	552
Proceeds from issuance of common stock, net of costs	—	49,440
Loan to ESOP	—	(4,319)
Net cash used in financing activities	(5,917)	(51,796)
Net change in cash and cash equivalents	(3,292)	(70,059)
Cash and cash equivalents at beginning of period	13,147	121,611
Cash and cash equivalents at end of period	$9,855	$51,552
Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$221	$286

See accompanying notes to consolidated unaudited financial statements

Notes to the Unaudited Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. Except as set forth below in this Note 1, the accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three month period ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with NSTS Bancorp, Inc.’s Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may vary from those estimates. Material estimates that could significantly change in the near-term include the adequacy of the allowance for credit losses, determination of the valuation allowance on deferred tax assets and the valuation of investment securities and the related tax effect. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2023. Certain amounts in prior year financial statements have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

With the exception of the following new significant accounting and reporting policy, the Company has not changed its significant accounting and reporting policies from those disclosed in the Company’s Form 10-K for the year ended December 31, 2022.

Accounting Developments

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” also known as Current Expected Credit Losses, or CECL.  ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process.  The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities, and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaces the multiple existing impairment models, which generally require that a loss be incurred before it is recognized.

We adopted ASU 2016-13 using the current expected credit loss (“CECL”) methodology for financial assets measured at amortized cost, effective January 1, 2023. Results for the periods beginning after January 1, 2023 are presented under ASU 2016-13, while prior period amounts are reported in accordance with the previously applicable accounting standards. The Company recorded a reduction to retained earnings of approximately $279,000 upon adoption of ASU 2016-13. The transition adjustment included an increase to the allowance for credit losses on loans of $384,000 and an increase to the allowance for credit losses on off-balance sheet credit exposure of $5,000. The transition adjustment included a corresponding increase in deferred tax assets.

The following table illustrates the impact of ASU 2016-13 adoption:

	Allowance for credit losses as reported under ASU 2016-13	Allowance pre-ASU 2016-13 Adoption	Impact on Allowance of ASU 2016-13 Adoption
Assets:	(Dollars in thousands)
First mortgage loans
1-4 family residential	$916	$581	$335
Multi-family	42	19	23
Commercial	48	19	29
Consumer loans	2	5	(3)
Allowance for credit losses for all loans	$1,008	$624	$384
Liabilities:
Allowance for credit losses on off-balance sheet exposures	$5	$—	$5

In March 2022, FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance and related disclosures for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requiring an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. Early adoption of the amendments in this update is permitted. An entity may elect to early adopt the amendments regarding TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is an estimate of the expected credit losses on the loans held for investment, unfunded loan commitments, and available-for-sale debt securities portfolios.

Allowance for Credit Losses on Loans

The ACL is calculated according to GAAP standards and is maintained by management at a level believed adequate to absorb estimated credit losses that are expected to occur within the existing loan portfolio through their contractual terms.  The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans.  Determination of the ACL is inherently subjective in nature since it requires significant estimates and management judgment, and includes a level of imprecision given the difficulty of identifying and assessing the factors impacting loan repayment and estimating the timing and amount of losses.  While management utilizes its best judgment and information available, the ultimate adequacy of the ACL is dependent upon a variety of factors beyond the Company’s direct control, including, but not limited to, the performance of the loan portfolio, consideration of current economic trends, changes in interest rates and property values, estimated losses on pools of homogeneous loans based on an analysis that uses historical loss experience for prior periods that are determined to have like characteristics with the current period such as pre-recessionary, recessionary, or recovery periods, portfolio growth and concentration risk, management and staffing changes, the interpretation of loan risk classifications by regulatory authorities and other credit market factors.  While each component of the ACL is determined separately, the entire balance is available for the entire loan portfolio.

The ACL methodology consists of measuring loans on a collective (pool) basis when similar risk characteristics exist.  The Company has identified four loan portfolios and measures the ACL using the Scaled CECL Allowance for Losses Estimator (“SCALE”) method. The loan portfolios are 1-4 family residential real estate, commercial real estate, multi-family real estate and consumer. The SCALE method uses publicly available data from Schedule RI-C of the Call Report to derive the initial proxy expected lifetime loss rates. These proxy expected lifetime loss rates are then adjusted for bank-specific facts and circumstances to arrive at the final ACL estimate that adequately reflects the Company’s loss history and credit risk within our portfolio.

The qualitative factors applied to each loan portfolio consist of the impact of other internal and external qualitative and credit market factors as assessed by management through a detailed loan review, ACL analysis and credit discussions.  These internal and external qualitative and credit market factors include:

●	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs and recovery practices;
●

changes in international, national, regionally and local conditions (specific factors which impact portfolios or discrepancies with national economic factors which are utilized within the economic forecast);

●	changes in the experience, depth and ability of lending management;
●	changes in the volume and severity of past due loans and other similar loan conditions;
●	changes in the nature and volume of the loan portfolio and terms of loans;
●	the existence and effect of any concentrations of credit and changes in the levels of such concentrations;
●	effects of other external factors, such as competition, legal or regulatory factors, on the level of estimated credit losses;
●	changes in the quality of our loan review functions; and
●	changes in the value of underlying collateral for collateral dependent loans.

The impact of the above listed internal and external qualitative and credit market risk factors is assessed within predetermined ranges to adjust the ACL totals calculated.

In addition to the pooled analysis performed for the majority of our loan and commitment balances, we also review those loans that have collateral dependency or nonperforming status which requires a specific review of that loan, per our individually analyzed CECL calculations.

Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed, while recoveries of amounts previously charged-off are credited to the ACL.  Approved releases from previously established ACL reserves authorized under our ACL methodology also reduce the ACL.  Additions to the ACL are established through the provision for credit losses on loans, which is charged to expense.

The Company’s ACL methodology is intended to reflect all loan portfolio risk, but management recognizes the inability to accurately depict all future credit losses in a current ACL estimate, as the impact of various factors cannot be fully known.  Accrued interest receivable on loans is excluded from the amortized cost basis of financing receivables for the purpose of determining the allowance for credit losses.  All calculations conform to GAAP.

Allowance for Credit Losses on Unfunded Loan Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk by a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The ACL related to off-balance sheet credit exposures, which is within other liabilities on the Company’s balance sheet, is estimated at each balance sheet date under the CECL model, and is adjusted as determined necessary through the provision for credit losses on the income statement.  The estimate for ACL on unfunded loan commitments includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Allowance for Credit Losses on Securities Available-for-Sale

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will sell, the security before recovery of its amortized cost basis.  If either of the aforementioned criteria exists, the Company will record an ACL related to securities available-for-sale with an offsetting entry to the provision for credit losses on securities on the income statement.  If either of these criteria does not exist, the Company will evaluate the securities individually to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors, such as market interest rate fluctuations.

In evaluating securities available-for sale for potential impairment, the Company considers many factors, including the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and its ability and intent to hold the security for a period of time sufficient for a recovery in value.  The Company also considers the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The amount of the impairment related to other factors is recognized in other comprehensive income (loss).

Accrued interest receivable on securities available-for-sale is excluded from the amortized cost basis of those securities for the purpose of determining the allowance for credit losses.  All calculations conform to GAAP.

Note 2: Securities

The amortized cost and estimated fair value of debt securities at March 31, 2023 and December 31, 2022, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties, therefore, these securities have been included in the below table based on average remaining life.

				Mortgage-backed	Collateralized
	U.S. Treasury Notes	U.S. government	Municipal	residential	mortgage	Total available-for-
March 31, 2023		agency obligations	obligations	obligations	obligations	sale
	(Dollars in thousands)
1 year or less	$3,920	$1,004	$529	$—	$—	$5,453
1 to 5 years	3,425	13,695	5,438	14,226	21,501	58,285
5 to 10 years	—	6,560	3,592	20,254	11,503	41,909
After 10 years	—	—	10,619	659	4,202	15,480
Fair value	7,345	21,259	20,178	35,139	37,206	121,127
Gross unrealized gains	—	47	15	—	—	62
Gross unrealized losses	(110)	(1,491)	(2,422)	(4,859)	(4,528)	(13,410)
Amortized cost	$7,455	$22,703	$22,585	$39,998	$41,734	$134,475

				Mortgage-backed	Collateralized
	U.S. Treasury Notes	U.S. government	Municipal	residential	mortgage	Total available-for-
December 31, 2022		agency obligations	obligations	obligations	obligations	sale
	(Dollars in thousands)
1 year or less	$2,433	$1,007	$528	$—	$—	$3,968
1 to 5 years	4,855	11,511	5,394	20,033	22,809	64,602
5 to 10 years	—	8,872	2,655	15,046	11,848	38,421
After 10 years	—	—	11,060	659	2,495	14,214
Fair value	7,288	21,390	19,637	35,738	37,152	121,205
Gross unrealized gains	—	—	6	—	—	6
Gross unrealized losses	(155)	(1,870)	(2,972)	(5,464)	(5,105)	(15,566)
Amortized cost	$7,443	$23,260	$22,603	$41,202	$42,257	$136,765

As of March 31, 2023, and December 31, 2022, no securities were pledged to secure public deposits or for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less than 12 Months		12 Months or Longer		Total
	(Dollars in thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2023
U.S. Treasury Notes	$7,345	$110	$—	$—	$7,345	$110
U.S. government agency obligations	8,272	219	11,890	1,272	20,162	1,491
Municipal obligations	6,859	437	11,112	1,985	17,971	2,422
Mortgage-backed residential obligations	2,144	165	32,995	4,694	35,139	4,859
Collateralized mortgage obligations	15,133	1,002	22,073	3,526	37,206	4,528
Total	$39,753	$1,933	$78,070	$11,477	$117,823	$13,410
December 31, 2022
U.S. Treasury Notes	$7,288	$155	$—	$—	$7,288	$155
U.S. government agency obligations	17,274	1,296	4,116	574	21,390	1,870
Municipal obligations	16,823	2,349	2,037	623	18,860	2,972
Mortgage-backed residential obligations	14,365	1,618	21,373	3,846	35,738	5,464
Collateralized mortgage obligations	21,449	2,014	15,703	3,091	37,152	5,105
Total	$77,199	$7,432	$43,229	$8,134	$120,428	$15,566

At March 31, 2023 and December 31, 2022, certain investment securities were in unrealized loss positions. There were no securities with credit losses at March 31, 2023 and December 31, 2022, respectively. Unrealized losses have not been recognized into income because, based on management's evaluation, the decline in fair value is largely due to increased market rates, temporary market conditions and trading spreads, and, as such, are considered to be temporary by the Bank. In addition, management has the intent and ability to hold the securities until they mature or they recover their carrying values.

All U.S. Treasuries, U.S. government agency obligations, mortgage-based residential obligations and collateralized mortgage obligations are agency-issued or government-sponsored enterprise issued. Agency-issued securities are generally guaranteed by a U.S. government agency, such as the Government National Mortgage Association. Government-sponsored enterprises, such as the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, or the Small Business Administration, have either a direct or implied guarantee by the U.S. government.

The Bank holds two classifications of municipal bonds, general obligation bonds and revenue bonds. General obligation bonds are backed by the general revenue of the issuing municipality, while revenue bonds are supported by a specific revenue source. All general obligation and revenue bonds have a bond rating of investment grade by Standard and Poor's or Moody's Investor Services or are not rated. There have been no declines in investment grades on bonds in a loss position and as of March 31, 2023, all municipal bonds are paying as agreed.

There were no sales of securities available-for-sale during the three months ended March 31, 2023 and 2022.

Note 3: Loans and allowance for credit losses

A summary of loans by major category as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
First mortgage loans
1-4 family residential	$96,224	$95,584
Multi-family	3,203	3,237
Commercial	3,795	3,921
Total first mortgage loans	103,222	102,742
Consumer loans	287	249
Total loans	103,509	102,991
Net deferred loan costs	1,013	992
Allowance for credit losses on loans	(979)	(624)
Total loans, net	$103,543	$103,359

First mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of these loans totaled $13.5 million and $13.7 million at March 31, 2023 and December 31, 2022, respectively. Custodial escrow balances maintained in connection with the loans serviced were $300,000 and $ 231,000 at March 31, 2023 and December 31, 2022, respectively.

In the normal course of business, loans are made by the Bank to directors and officers of the Company and the Bank (related parties). The terms of these loans, including interest rate and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectability. At  March 31, 2023 and December 31, 2022, such borrowers were indebted to the Bank in the aggregate amount of $587,000 and $ 597,000, respectively.

The following tables present the activity in the allowance for credit losses and allowance for loan losses for the three months ended March 31, 2023 and 2022:

	March 31, 2023
	1-4 family
	residential	Multi-family	Commercial	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$581	$19	$19	$5	$624
Cumulative effect of change in accounting principle	335	23	29	(3)	384
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—
Release of provision for credit losses	(26)	(1)	(2)	—	(29)
Ending balance	$890	$41	$46	$2	$979

	March 31, 2022
	1-4 family
	residential	Multi-family	Commercial	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$675	$69	$25	$10	$779
Charge-offs	—	—	—	—	—
Recoveries	6	—	—	—	6
Net recoveries (charge-offs)	6	—	—	—	6
(Release of) provision for loan losses	48	(42)	1	(7)	—
Ending balance	$729	$27	$26	$3	$785

The ACL on loans excludes $6,000 of allowance for off-balance sheet exposures as of March 31, 2023 recorded within Other Liabilities.

As of March 31, 2023, collateral dependent loans totaled $148,000 in the 1-4 family residential loan segment. These loans are collateralized by residential real estate and have no ACL as of March 31, 2023. There were no other collateral dependent loans as of March 31, 2023.

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

The following tables present the credit risk profile of the Company's loan portfolio based on risk rating category and year of origination as of March 31, 2023 and the risk rating category and class of loan as of December 31, 2022.

	As of March 31, 2023
	Term loans amortized cost basis by origination year
	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$2,185	$20,521	$20,987	$51,315	$991	$—	$95,999
Special Mention	—	—	—	43	—	—	43
Substandard	—	—	—	182	—	—	182
Total 1-4 family residential	2,185	20,521	20,987	51,540	991	—	96,224
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Multi-family
Pass	—	—	245	2,958	—	—	3,203
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total multi-family	—	—	245	2,958	—	—	3,203
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Commercial
Pass	—	—	108	3,487	200	—	3,795
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total commercial	—	—	108	3,487	200	—	3,795
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Consumer
Pass	59	131	40	57	—	—	287
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total consumer	59	131	40	57	—	—	287
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Total	$2,244	$20,653	$21,379	$58,043	$1,191	$—	$103,509

	Pass	Special Mention	Substandard	Doubtful	Total loans
	(Dollars in thousands)
December 31, 2022
1-4 family residential	$95,353	$43	$188	$—	$95,584
Multi-family	3,237	—	—	—	3,237
Commercial	3,921	—	—	—	3,921
Consumer	249	—	—	—	249
Total	$102,760	$43	$188	$—	$102,991

The aging of the Bank’s loan portfolio as of March 31, 2023 and December 31, 2022, is as follows:

	31-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loan Balance
	(Dollars in thousands)
March 31, 2023
1-4 family residential	$21	$—	$148	$169	$96,055	$96,224
Multi-family	—	—	—	—	3,203	3,203
Commercial	—	—	—	—	3,795	3,795
Consumer	—	—	—	—	287	287
Total	$21	$—	$148	$169	$103,340	$103,509

December 31, 2022
1-4 family residential	$28	$—	$154	$182	$95,402	$95,584
Multi-family	—	—	—	—	3,237	3,237
Commercial	—	—	—	—	3,921	3,921
Consumer	—	—	—	—	249	249
Total	$28	$—	$154	$182	$102,809	$102,991

The following table presents the amortized cost basis of loans on nonaccrual status recorded at March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual
(Dollars in thousands)
First mortgage loans
1-4 family residential	$148	$148	$154
Multi-family	—	—	—
Commercial	—	—	—
Consumer loans	—	—	—
Total loans	$148	$148	$154

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans.

As of January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures, see Note 1. There were no modifications on loans to borrowers experiencing financial difficulty during the three months ended March 31, 2023. There were no new troubled debt restructurings during the three months ended March 31, 2022.

Note 4: Other Real Estate Owned

There was no other real estate owned at March 31, 2023 and December 31, 2022. Additionally, there was no movement in OREO during the three months ended March 31, 2023 and 2022.

There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of March 31, 2023 and  December 31, 2022.

Note 5: Deposits

As of March 31, 2023, for years below ended March 31, the scheduled maturities of time deposits are as follows:

For the 12 months ended
March 31,	Amount
(Dollars in thousands)
2024	$29,263
2025	13,072
2026	4,074
2027	2,287
2028 and beyond	2,919
Total	$51,615

In the normal course of business, deposit accounts are held by directors and executive officers of the Company and the Bank (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At March 31, 2023 and December 31, 2022, total deposits held by directors and officers of the Company and the Bank were $833,000 and $724,000, respectively.

Note 6: Other Borrowings

During the three months ended March 31, 2023, there were no borrowings made by the Company. The Bank was eligible to borrow from the FHLB Chicago up to a total of $69.8 million and $68.6 million at March 31, 2023 and December 31, 2022, respectively, which would be collateralized by $88.1 million and $86.6 million of first mortgage loans under a blanket lien arrangement at  March 31, 2023 and December 31, 2022, respectively.  Additionally, at March 31, 2023 and December 31, 2022, we had a $10.0 million federal funds line of credit with BMO Harris Bank, none of which was drawn at March 31, 2023.

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at March 31, 2023 or December 31, 2022.

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

Individually Evaluated Loans (Nonrecurring)

Individually evaluated (formerly, impaired) loans are recorded at fair value on a nonrecurring basis. The fair value of loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. Individually evaluated loans that are valued based on the present value of future cash flows are not considered in the fair value hierarchy.

The following table presents the Bank’s assets that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2023
Securities Available-for-sale
U.S. Treasury Notes	$7,345	$7,345	$—	$—
U.S. government agency obligations	21,259	—	21,259	—
Municipal obligations	20,178	—	20,178	—
Mortgage-backed residential obligations	35,139	—	35,139	—
Collateralized mortgage obligations	37,206	—	37,206	—
Total	$121,127	$7,345	$113,782	$—

December 31, 2022
Securities Available-for-sale
U.S. Treasury Notes	$7,288	$7,288	$—	$—
U.S. government agency obligations	21,390	$—	$21,390	$—
Municipal obligations	19,637	—	19,637	—
Mortgage-backed residential obligations	35,738	—	35,738	—
Collateralized mortgage obligations	37,152	—	37,152	—
Total	$121,205	$7,288	$113,917	$—

The Bank may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There were no assets measured at fair value on a nonrecurring basis as of March 31, 2023. Assets measured at fair value on a nonrecurring basis and the valuation techniques used to measure nonrecurring Level 3 fair value measurements as of  December 31, 2022, were as follows:

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2022
Impaired loans	$375	—	—	$375

There were no gains or losses recognized on assets measured on a nonrecurring basis during the three months ended March 31, 2023 and 2022. The numerical range of unobservable inputs for the valuation assumptions used in calculating the amounts disclosed above is not meaningful to this presentation.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
March 31, 2023
Financial assets:
Loans, net	$103,543	$—	$—	$94,529	$94,529
Financial liabilities:
Interest-bearing deposits	$157,493	$—	$136,599	$—	$136,599

December 31, 2022
Financial assets:
Loans, net	$103,359	$—	$—	$94,779	$94,779
Financial liabilities:
Interest-bearing deposits	$165,737	$—	$165,535	$—	$165,535

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

As of March 31, 2023 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category. On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9% subject to a limited two quarter grace period, during which the leverage ratio cannot drop 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. The Bank elected to begin using CBLR for the first quarter of 2020. Management believes, as of March 31, 2023, that the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios as of March 31, 2023 and December 31, 2022, are presented below:

			Minimum Required to be
	Actual		Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio
As of March 31, 2023	(Dollars in thousands)
Tier 1 capital (to Average Assets)	$65,677	25.26%	$23,400	>9%
As of December 31,2022
Tier 1 capital (to Average Assets)	$65,634	24.81%	$23,809	>9%

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

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At March 31, 2023 and December 31, 2022, unused lines of credit and outstanding commitments to originate loans were as follows:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Unused line of credit	$2,959	$2,872
Commitments to originate loans	1,896	793
Total commitments	$4,855	$3,665

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

There were no securities or other contracts that had a dilutive effect during the three months ended March 31, 2023 and 2022, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for EPS calculations.

	Three Months Ended March 31,
	2023	2022
	(Income in thousands)
Net income (loss) applicable to common shares	$170	$(279)

Average number of common shares outstanding	5,397,959	4,318,367
Less: Average unallocated ESOP shares	408,026	343,981
Average number of common shares outstanding used to calculate basic earnings per common share	4,989,933	3,974,386
Earnings (loss) per common share basic and diluted	$0.03	$(0.07)

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

There were no contributions to the ESOP during the first three months of 2023, as the annual loan payment will be made during the fourth quarter. Expense recorded was $55,000 and $54,000 during the three months ended March 31, 2023 and 2022, respectively, and is recognized over the service period.

Shares held by the ESOP were as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Shares allocated	22,009	-
Shares committed for allocation	5,404	4,320
Unallocated	404,423	427,516
Total ESOP shares	431,836	431,836

Fair value of unearned shares as March 31, 2023 and 2022, respectively	$3,676	$5,164

Fair value of unearned shares is based on a stock price of $9.09 and $12.08 as of March 31, 2023 and 2022, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of our financial performance through a discussion of our financial condition as of March 31, 2023 and as compared to our financial condition as of December 31, 2022, and our results of operations for the three months ended March 31, 2023 and 2022. This section should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are different than expected

●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;

●

inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans;

●	our ability to manage our liquidity and to access cost-effective funding, including significant fluctuations in our deposit accounts;

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

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with NSTS Bancorp, Inc.'s Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our Business and Franchise

For over 100 years, we have served Lake County, Illinois and the surrounding communities. We have established deep ties to the community and developed customer relationships which have spanned generations. We pride ourselves in matching our products and services to the needs of the community.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated unaudited interim financial statements for the three months ended March 31, 2023, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates.

Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Determining the allowance for loan and lease losses has historically been identified as a critical accounting policy. On January 1, 2023, we adopted the new CECL accounting methodology which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost.  Previously, an allowance for loan and lease losses was recognized based on probable incurred losses. The accounting estimates relating to the allowance for credit losses is also a “critical accounting policy” as:

●	changes in the provision for credit losses can materially affect our financial results;

●

estimates relating to the allowance for credit losses require us to project future borrower performance, including cash flows, delinquencies and charge-offs, along with, when applicable, collateral values, based on a reasonable and supportable forecast period utilizing forward-looking economic scenarios in order to estimate probability of default and loss given default; and

●

the allowance for credit losses is influenced by factors outside of our control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions such as trends in housing prices, interest rates, GDP, inflation, energy prices and unemployment; and

●

considerable judgment is required to determine whether the models used to generate the allowance for credit losses produce an estimate that is sufficient to encompass the current view of lifetime expected credit losses.

Because our estimates of the allowance for credit losses involve judgment and are influenced by factors outside our control, there is uncertainty inherent in these estimates. Our estimate of lifetime expected credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions and other factors outside of our control. Changes in such estimates could significantly impact our allowance and provision for credit losses. See Note 1 – Basis of Presentation and Changes in Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for a discussion of our Allowance for Credit Losses.

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

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for credit losses, fee income and other noninterest income and noninterest expense. Noninterest expense principally consists of compensation, office occupancy and equipment expense, data processing, advertising and business promotion and other expenses. We expect that our noninterest expenses will increase as we grow and expand our operations. In addition, our compensation expense will increase due to the new stock benefit plans we intend to implement. Our results of operations and financial condition are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, changes in accounting guidance, government policies and actions of regulatory authorities.

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

	For the Three Months Ended March 31,
	2023			2022
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$104,054	$1,018	3.91%	$96,936	$843	3.48%
Federal funds sold and interest-bearing deposits in other banks	8,054	52	2.58%	74,372	29	0.16%
Time deposits with other financial institutions	4,253	24	2.26%	3,377	5	0.59%
Securities available for sale	121,514	760	2.50%	106,312	414	1.56%
FHLB stock	550	4	2.91%	550	4	2.91%
Total interest-earning assets	238,425	$1,858	3.12%	281,547	$1,295	1.84%
Noninterest-earning assets	21,283			21,350
Total assets	$259,708			$302,897
Interest-bearing liabilities:
Interest-bearing demand	$18,248	$2	0.04%	$17,432	$2	0.05%
Money market	40,799	53	0.52%	45,671	23	0.20%
Savings	48,023	18	0.15%	48,850	18	0.15%
Time deposits	53,066	148	1.12%	66,395	148	0.89%
Total interest-bearing deposits	$160,136	$221	0.55%	$178,348	$191	0.43%
Other borrowings(1)	—	—	—%	5,000	—	—%
Total interest-bearing liabilities	160,136	$221	0.55%	183,348	$191	0.42%
Noninterest-bearing liabilities	19,644			38,825
Total liabilities	$179,780			$222,173
Equity	79,928			80,724
Total liabilities and equity	$259,708			$302,897
Net interest income		$1,637			$1,104
Interest rate spread(2)			2.57%			1.42%
Net interest-earning assets(3)	$78,289			$98,199
Net interest margin(4)			2.75%			1.57%
Average interest-earning assets to average-interest bearing liabilities	148.89%			153.56%

(1)	Other borrowings consists of 0% interest rate FHLB advances.
(2)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(3)	Equals total interest-earning assets less total interest-bearing liabilities.
(4)	Equals net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

General. For the three months ended March 31, 2023, we had net income of $170,000, compared to a net loss of $279,000 for the three months ended March 31, 2022. The increase in net income is primarily the result of an increase in interest income on loans and securities available-for-sale, partially offset by an increase in interest expense on deposits and a decrease in noninterest income.

Net Interest Income. Net interest income increased $533,000, to $1.7 million for the three months ended March 31, 2023 compared to $1.1 million for the three months ended March 31, 2022. Our interest rate spread increased to 2.57% for the three months ended March 31, 2023 from 1.42% for the same period ended March 31, 2022. Our net interest margin increased to 2.75% for the three months ended March 31, 2023 compared to 1.57% for the three months ended March 31, 2022. The increase in interest rate spread and net interest margin was primarily the result of the deployment of funds from the conversion into higher yielding assets, such as securities available-for-sale and loans, offset by an increase in deposit rates.

Average interest-earning assets of $238.4 million in the first quarter 2023 decreased $43.1 million compared to the first quarter 2022. The decrease in average earning assets was driven by the refunds issued on stock oversubscriptions in our stock offering in the prior year.  The average outstanding balance of loans, net increased to $104.1 million, an increase of $7.2 million for the three months ended March 31, 2023. Additionally, the average yield earned on those loans outstanding increased 43 basis points to 3.91% for the three months ended March 31, 2023. Additionally, interest earned on securities available for sale increased $346,000 due to a higher average balance of securities available-for-sale of $121.5 million and a higher average yield of 2.50%. The increase yield on securities available-for-sale and loans was the result of a continued increase in market interest rates in 2022 and 2023. Management was able to invest the cash received as part of the conversion into these higher yielding assets, resulting in an overall increase in interest income of $563,000.

The cost of interest-bearing liabilities increased 13 basis points for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The net increase in our funding costs was primarily due to an increase in rates offered on money market accounts, which were increased in the fourth quarter of 2022 and the first quarter of 2023 to remain competitive with the local market.

Reversal of Provision for Credit Losses. The allowance for credit losses, including the allowance for credit losses on loans, allowance for credit losses on off-balance sheet liabilities and the allowance for credit losses on available-for-sale securities, is established through a provision for credit losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. On January 1, 2023, we adopted ASU No. 2016-13, Financial Instruments— Credit Losses (Topic 326). As a result of the adoption of this new standard, we recorded a reduction to retained earnings of approximately $279,000, which was net of the $110,000 deferred tax asset impact stemming from adoption.

As of March 31, 2023, a reversal of the provision for credit losses was recorded based on current allowance for credit loss ("ACL") assessment. The reduction in ACL was not considered part of the ASU 2016-13 adoption, as these changes in the assessment of the ACL occurred after the January 1, 2023 adoption. We recorded a reversal of the provision for credit losses of $28,000 during the first quarter of 2023, comprised of $29,000 of reversal of credit losses to loans and $1,000 of credit losses related to unfunded commitments. We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loan and available-for-sale securities portfolios.

Noninterest Income. The following table shows the components of noninterest income for the periods presented.

	Three months ended March 31,
Noninterest income:	2023	2022
	(Dollars in thousands)
Gain on sale of mortgage loans	$2	$31
Rental income on office building	16	11
Service charges on deposits	64	71
Increase in cash surrender value of BOLI	46	43
Other	19	32
Total noninterest income	$147	$188

Noninterest income decreased $41,000 as a result of a decrease in the gain on sale of mortgage loans and a decrease in other noninterest income. The decrease in gain on sale of mortgages was due to a reduction in the number of loans sold primarily due to an overall decrease in total loans originated during the period. Other non-interest income consists of points on sold loans, which was also reduced in the first quarter of 2023 due to a reduction in the number and volume of loans sold. During the three months ended March 31, 2023, we sold two loans totaling $585,000, for a net gain of $2,000, compared to a total of loans sold of $3.8 million during the same period ended March 31, 2022 with a net gain on sale of $31,000. We experienced a slow down in the volume of loan originations due to higher market interest rates.

Noninterest Expense. The following table shows the components of noninterest expense for the periods presented.

	Three months ended March 31,
Noninterest expense:	2023	2022
	(Dollars in thousands)
Salaries and employee benefits	$928	$903
Equipment and occupancy	166	181
Data processing	161	148
Professional services	121	133
Advertising	24	26
Supervisory fees and assessments	35	41
Loan expenses	21	29
Deposit expenses	52	34
Director fees	56	54
Other	106	98
Total noninterest expense	$1,670	$1,647

Noninterest expense increased $23,000 to $1.7 million for the three months ended March 31, 2023 compared to $1.6 million for the three months ended March 31, 2022. The primary drivers for the increase in noninterest expense are salaries and employee benefits and deposit expenses. Salaries and employee benefits increased 3% primarily as a result of merit increases to employees and health insurance premiums. The average number of employees remained the same at 36 for the three months ended March 31, 2023 and 2022. Deposit expenses increased due to necessary repairs on ATMs during the first quarter of 2023. Additional increases in salaries and employee benefits are expected to occur with the implementation of stock-based benefit plans, if approved by our stockholders.

Provision for Income Tax Benefit. During the three months ended March 31, 2023, the Company recorded a net tax  benefit of $28,000. Management estimates a taxable net loss for the year ended December 31, 2023 due to non-taxable income, such as income on tax exempt municipal securities and BOLI.

During 2023, management continues to assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. The Company currently has a partial valuation allowance of $150,000 for federal net operating losses and a full valuation allowance of $371,000 for state net operating losses recorded. No additional valuation allowance was considered necessary as of March 31, 2023. The amount of the deferred tax asset considered realizable, however, could be adjusted, and an additional valuation allowance recorded, if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is present and additional weight cannot be given to subjective evidence such as our projections for growth.

COMPARISON OF FINANCIAL CONDITION AT March 31, 2023 and December 31, 2022

	At March 31,	At December 31,
	2023	2022
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$9,855	$13,147
Securities available for sale	121,127	121,205
FHLB stock	550	550
Loans, net	103,543	103,359
Total assets	259,560	264,206
Total deposits	172,252	178,714
FHLB advances	—	—
Total equity	$82,069	$80,542

Total Assets. Total assets decreased $4.6 million, or 1.7%, to $259.6 million as of March 31, 2023 compared to $264.2 million at December 31, 2022. The decrease was primarily due to a reduction in cash and cash equivalents driven by a reduction in deposits.

Cash and cash equivalents. Cash and cash equivalents decreased $3.2 million to $9.9 million as of March 31, 2023. The reduction in cash was the result of a reduction in deposit balances during the three months ended March 31, 2023. Management continues to actively monitor our liquidity position on a daily basis and maintain levels of liquid assets deemed adequate.

Securities available for sale. Securities available-for-sale decreased slightly to $121.1 million as of March 31, 2023, compared to $121.2 million at December 31, 2022. There were no purchases or sales of securities available-for-sale during the three-months ended March 31, 2023. During the three months ended March 31, 2023, the Bank received principal payments of $2.2 million, had net premium amortization and discount accretion of $135,000 and had a reduction in the unrealized loss on the portfolio of $2.2 million.

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

Loans, net. Our loans, net, increased by $184,000, or 0.2%, to $103.5 million at March 31, 2023 compared to $103.3 million at December 31, 2022. The Bank originated $3.1 million in loans to be held in the portfolio during the three months ended March 31, 2023. Additionally, during the three months ended March 31, 2023, loan principal payments and paydowns totaled $2.6 million.

As of January 1, 2023, the Bank adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Company recorded a reduction to retained earnings of approximately $279,000 upon adoption of ASU 2016-13. The transition adjustment included an increase to the allowance for credit losses on loans of $384,000 and an increase to the allowance for credit losses on off-balance sheet credit exposure of $5,000. The transition adjustment included a corresponding increase in deferred tax assets. As of March 31, 2023, the allowance for credit losses (“ACL”) which includes the allowance for credit losses on loans and the allowance for credit losses on off-balance sheet exposures, totaled $985,000, a decrease of $28,000 from the date of adoption. As of March 31, 2023, there were four loans rated substandard or watch which were individually assessed, totaling $225,000, of which none had specific reserves.

Deposits. Total deposits decreased $6.4 million to $172.3 million at March 31, 2023 compared to $178.7 million at December 31, 2022. During the first quarter, deposits decreased as a result of depositors moving money outside of the Bank due to the competitive interest rates offered elsewhere. The decrease in deposits was primarily out of the money market and time deposit accounts. Time deposits decreased as time deposits matured and were not renewed at the current market rates. As of March 31, 2023, the amount of our total deposits with accounts over the FDIC's insurance limit of $250,000 was $38.4 million or 22.3% of total deposits. Management continues to actively monitor the deposit balances and interest rates offered to maintain an adequate level of liquidity.

Total equity. Total equity increased $1.6 million to $82.1 million at March 31, 2023 primarily due to a reduction in the unrealized loss position on the securities available-for-sale portfolio. The reduction in the unrealized loss position is due to changes in market interest rates. On March 28, 2023, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase approximately 5.05% of the Company's currently outstanding common stock. As of March 31, 2023, no shares had been repurchased.

Asset Quality

The following table sets forth certain information with respect to our nonperforming assets. The decrease in non-accrual loans from December 31, 2022 to March 31, 2023 was the result of payments made on the non-accrual loans.

	At March 31,	At December 31,
	2023	2022
	(Dollars in thousands)
Nonaccrual loans	$148	$154
Loans 90+ days past due and accruing	—	—
Total non-performing loans	148	154
Other real estate owned, net	—	—
Total non-performing assets	148	154

Asset Quality Ratios: (1)
Non-accrual loans as a percent of total loans outstanding	0.14%	0.15%
Non-performing assets as a percent of total assets	0.06%	0.06%
Allowance for credit losses on loans as a percent of total loans outstanding	0.95%	0.61%
Allowance for credit losses on loans as a percent of non-performing loans(2)	661.49%	405.19%
Net charge-offs (recoveries) to average loans receivable	—%	0.07%

(1)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
(2)	Non-performing loans consist of non-accrual loans and loans that are 90 or more days past due and still accruing.

The allowance for credit losses on loans as a percentage of total loans as of March 31, 2023 is 0.95%. The allowance for loan losses at December 31, 2022 was 0.60%. The increase is due to the adoption of ASU 2016-13, Financial Instruments— Credit Losses (Topic 326).

Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Chicago and a $10.0 million unsecured Fed Funds line of credit with BMO Harris Bank. At March 31, 2023, we had no outstanding advances from the FHLB of Chicago and had the capacity to borrow approximately $69.8 million from the FHLB of Chicago. Additionally, we had no outstanding balance with BMO Harris Bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $263,000 and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $2.4 million and $(19.9) million for the three months ended March 31, 2023 and 2022, respectively, with the decrease in cash used during 2023 driven by the purchase of securities held in the available for sale portfolio in 2022. Net cash used in financing activities, consisting primarily of the activity in deposit accounts, was $5.9 million and $51.8 million for the three months ended March 31, 2023 and 2022, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from March 31, 2023, totaled $29.3 million. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

As of March 31, 2023, the Bank was well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2020, the Bank elected to begin using the CBLR. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9%, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. North Shore Trust and Savings’ Tier 1 capital to Average Assets was 25.26% and 24.81% at March 31, 2023 and December 31, 2022, respectively.

Off-Balance Sheet Arrangements. At March 31, 2023, we had $1.9 million of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $3.0 million at March 31, 2023.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at March 31, 2023.

	Total Amounts Committed at	Amount of Commitment Expiration – Per Period
	March 31, 2023	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Unused line of credit	$2,959	$65	$349	$817	$1,728
Commitments to originate loans	1,896	1,896	—	—	—
Total commitments	$4,855	$1,961	$349	$817	$1,728

Contractual Cash Obligations. The following table summarizes our contractual cash obligations at March 31, 2023.

	Total at	Payments Due By Period
	March 31, 2023	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Time deposits	$51,615	$29,263	$17,146	$5,206	$—
Total contractual obligations	$51,615	$29,263	$17,146	$5,206	$—

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

Changes in Accounting Principles

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” also known as Current Expected Credit Losses, or CECL.  ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process.  The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities, and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaces the multiple existing impairment models, which generally require that a loss be incurred before it is recognized.

We adopted ASU 2016-13 using the current expected credit loss (“CECL”) methodology for financial assets measured at amortized cost, effective January 1, 2023. Results for the periods beginning after January 1, 2023 are presented under ASU 2016-13, while prior period amounts are reported in accordance with the previously applicable accounting standards. The Company recorded a reduction to retained earnings of approximately $279,000 upon adoption of ASU 2016-13. The transition adjustment included an increase to the allowance for credit losses on loans of $384,000 and an increase to the allowance for credit losses on off-balance sheet credit exposure of $5,000. The transition adjustment included a corresponding increase in deferred tax assets.

The following table illustrates the impact of ASU 2016-13 adoption:

	Allowance for credit losses as reported under ASU 2016-13	Allowance pre-ASU 2016-13 Adoption	Impact on Allowance of ASU 2016-13 Adoption
Assets:	(Dollars in thousands)
First mortgage loans
1-4 family residential	$916	$581	$335
Multi-family	42	19	23
Commercial	48	19	29
Consumer loans	2	5	(3)
Allowance for credit losses for all loans	$1,008	$624	$384
Liabilities:
Allowance for credit losses on off-balance sheet exposures	$5	$—	$5

In March 2022, FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance and related disclosures for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requiring an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. Early adoption of the amendments in this update is permitted. An entity may elect to early adopt the amendments regarding TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.2	Amendment to Article III, Section 12 of the Bylaws of NSTS Bancorp, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 31, 2023 (File No. 001-41232) and incorporated herein by reference).
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

NSTS BANCORP, INC.

Dated: May 12, 2023	By:	/s/ Stephen G. Lear
Stephen G. Lear
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2023	By:	/s/ Carissa H. Schoolcraft
Carissa H. Schoolcraft
Chief Financial Officer
(Principal Financial and Accounting Officer)