Form 10-Q
period 2023-06-30
NSTS Bancorp, Inc.
filed 2023-08-11
CIK 1881592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the Registrant had 5,585,159 shares issued and 5,496,669 shares of its common stock outstanding.

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

Part I. Financial Information

Item 1. Consolidated Financial Statements

NSTS BANCORP, INC.

Consolidated Balance Sheets

	June 30, 2023
	(unaudited)	December 31, 2022
	(Dollars in thousands)
Assets:
Cash and due from banks	$1,045	$1,583
Interest-bearing bank deposits	10,211	11,564
Cash and cash equivalents	11,256	13,147
Time deposits with other financial institutions	2,240	4,477
Securities available for sale	116,694	121,205
Federal Home Loan Bank stock (FHLB)	550	550
Loans, net of unearned income	105,777	103,983
Allowance for credit losses on loans	(1,010)	(624)
Loans, net	104,767	103,359
Premises and equipment, net	4,911	5,035
Accrued interest receivable	815	852
Bank-owned life insurance (BOLI)	9,341	9,249
Other assets	6,281	6,332
Total assets	$256,855	$264,206
Liabilities:
Deposits:
Noninterest bearing	$13,413	$12,977
Interest-bearing
Demand and NOW checking	16,129	18,659
Money market	37,544	42,624
Savings	45,976	49,068
Time deposits over $250,000	6,978	8,801
Other time deposits	47,203	46,585
Total deposits	167,243	178,714
Escrow deposits	1,266	1,253
Other borrowings	5,000	—
Accrued expenses and other liabilities	3,264	3,697
Total liabilities	$176,773	$183,664
Stockholders' equity:
Common Stock ($0.01 par value; 10,000,000 shares authorized; 5,585,159 and 5,397,959 shares issued and 5,510,864 and 5,397,959 shares outstanding at June 30, 2023 and December 31, 2022, respectively)	56	54
Treasury Stock (74,295 shares at June 30, 2023)	(649)	—
Additional paid-in capital	50,440	50,420
Retained earnings	45,056	45,291
Unallocated common shares held by ESOP	(3,990)	(4,098)
Accumulated other comprehensive loss, net	(10,831)	(11,125)
Total stockholders' equity	80,082	80,542
Total liabilities and stockholders' equity	$256,855	$264,206

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Operations (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Interest income:
Loans, including fees	$1,022	$883	$2,040	$1,726
Securities
Taxable	632	437	1,290	762
Tax-exempt	100	105	202	194
Federal funds sold and other	59	73	111	102
Time deposits with other financial institutions	30	6	54	11
FHLB Stock	5	3	9	7
Total interest income	1,848	1,507	3,706	2,802
Interest expense:
Deposits	262	191	483	382
Other borrowings	7	—	7	—
Total interest expense	269	191	490	382
Net interest income	1,579	1,316	3,216	2,420
Provision for (reversal of) credit losses	30	(16)	2	(16)
Net interest income after provision for credit losses	1,549	1,332	3,214	2,436
Noninterest income:
Gain on sale of mortgage loans	7	38	9	69
Rental income on office building	16	10	32	21
Service charges on deposits	69	75	133	146
Increase in cash surrender value of BOLI	46	44	92	87
Other non-interest income	9	522	28	554
Total noninterest income	147	689	294	877
Noninterest expense:
Salaries and employee benefits	1,005	1,001	1,933	1,904
Equipment and occupancy	167	161	333	342
Data processing	161	154	322	302
Professional services	123	137	244	270
Advertising	27	12	51	38
Supervisory fees and assessments	39	37	74	78
Loan expenses	23	20	44	49
Deposit expenses	55	54	107	88
Director fees	56	59	112	113
Other non-interest expense	131	197	237	295
Total noninterest expense	1,787	1,832	3,457	3,479
(Loss) income before income taxes	(91)	189	51	(166)
Income tax expense (benefit)	35	40	7	(36)
Net (loss) income	$(126)	$149	$44	$(130)
Basic and diluted (loss) earnings per share	$(0.03)	$0.03	$0.01	$(0.03)
Weighted average shares outstanding	4,976,127	4,971,930	4,982,992	4,475,914

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For the three months ended June 30,
	2023	2022
	(Dollars in thousands)
Net (loss) income	$(126)	$149
Unrealized net holding loss on securities
Unrealized net holding loss on securities arising during period, net of realized gains on sales of $0 in the three months ended June 30, 2023 and 2022	(1,802)	(4,631)
Tax effect	515	1,320
Other comprehensive loss, net of taxes	(1,287)	(3,311)
Comprehensive loss	$(1,413)	$(3,162)

	For the six months ended June 30,
	2023	2022
	(Dollars in thousands)
Net income (loss)	$44	$(130)
Unrealized net holding gain (loss) on securities
Unrealized net holding gain (loss) on securities arising during period, net of realized gains on sales of $0 in the six months ended June 30, 2023 and 2022	410	(10,874)
Tax effect	(116)	3,100
Other comprehensive income (loss), net of taxes	294	(7,774)
Comprehensive income (loss)	$338	$(7,904)

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Stockholders’ Equity (unaudited)

						Accumulated
						other	Unallocated
	Common	Common	Treasury	Additional	Retained	comprehensive	Common Shares
	Shares	Stock	Stock	Paid-In Capital	earnings	loss	Held by ESOP	Total
		(Dollars in thousands)
		Quarter ended June 30, 2022
Balance at March 31, 2022	5,397,959	$54	$—	$50,405	$44,985	$(4,544)	$(4,275)	$86,625
Net income	—	—	—	—	149	—	—	149
ESOP shares committed to be released	—	—	—	6	—	—	43	49
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	(3,311)	—	(3,311)
Balance at June 30, 2022	5,397,959	$54	$—	$50,411	$45,134	$(7,855)	$(4,232)	$83,512
		Quarter ended June 30, 2023
Balance at March 31, 2023	5,397,959	$54	$—	$50,421	$45,182	$(9,544)	$(4,044)	$82,069
Net losses	—	—	—	—	(126)	—	—	(126)
ESOP shares committed to be released	—	—	—	(7)	—	—	54	47
Purchase of treasury stock from stock repurchase program	(74,295)	—	(649)	—	—	—	—	(649)
Compensation cost for stock options and restricted stock	—	—	—	28	—	—	—	28
Issuance of common shares for the restricted stock plan	187,200	2	—	(2)	—	—	—	—
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	(1,287)	—	(1,287)
Balance at June 30, 2023	5,510,864	$56	$(649)	$50,440	$45,056	$(10,831)	$(3,990)	$80,082

						Accumulated
						other	Unallocated
	Common	Common	Treasury	Additional	Retained	comprehensive	Common Shares
	Shares	Stock	Stock	Paid-In Capital	earnings	loss	Held by ESOP	Total
		(Dollars in thousands)
		Six months ended June 30, 2022
Balance at December 31, 2021	—	$—	$—	$—	$45,264	$(81)	$—	$45,183
Net losses	—	—	—	—	(130)	—	—	(130)
Proceeds of stock offering and issuance of common shares (net of issuance costs of $2.5 million)	5,290,000	53	—	49,387	—	—	—	49,440
Issuance of common shares donated to the NSTS Charitable Foundation	107,959	1	—	1,008	—	—	—	1,009
Purchase of common shares by the ESOP (431,836 shares)	—	—	—	—	—	—	(4,319)	(4,319)
ESOP shares committed to be released	—	—	—	16	—	—	87	103
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	(7,774)	—	(7,774)
Balance at June 30, 2022	5,397,959	$54	$-	$50,411	$45,134	$(7,855)	$(4,232)	$83,512
		Six months ended June 30, 2023
Balance at December 31, 2022	5,397,959	$54	$—	$50,420	$45,291	$(11,125)	$(4,098)	$80,542
Cumulative impact of ASU 2016-13	—	—	—	—	(279)	—	—	(279)
Net income	—	—	—	—	44	—	—	44
ESOP shares committed to be released	—	—	—	(6)	—	—	108	102
Purchase of treasury stock from stock repurchase program	(74,295)	—	(649)	—	—	—	—	(649)
Compensation cost for stock options and restricted stock	—	—	—	28	—	—	—	28
Issuance of common shares for the restricted stock plan	187,200	2	—	(2)	—	—	—	—
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	294	—	294
Balance at June 30, 2023	5,510,864	$56	$(649)	$50,440	$45,056	$(10,831)	$(3,990)	$80,082

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Cash Flows (unaudited)

	For the six months ended June 30,
	2023	2022
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$44	$(130)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	129	132
Securities amortization and accretion, net	280	594
Loans originated for sale	(703)	(5,671)
Proceeds from sales of loans held for sale	712	5,844
Gain on sale of mortgage loans	(9)	(69)
Provision for (reversal of) credit losses	2	(16)
Earnings on bank owned life insurance	(92)	(87)
Issuance of common shares donated to North Shore Trust and Savings Charitable Foundation	—	1,009
ESOP expense	102	103
Stock based compensation	28	—
Net change in accrued interest receivable and other assets	81	625
Net change in accrued expenses and other liabilities	(438)	(639)
Net cash provided by operating activities	136	1,695
Cash flows from investing activities:
Net (increase) decrease in portfolio loans	(1,794)	1,172
Principal repayments on mortgage-backed securities	4,127	9,134
Purchases of securities available for sale	—	(42,139)
Maturities and calls of securities available for sale	515	1,240
Decrease (increase) in time deposits with other financial institutions, net	2,237	(501)
Purchases of premises and equipment, net	(5)	(199)
Net cash provided by (used in) investing activities	5,080	(31,293)
Cash flows from financing activities:
Net change in deposits	(11,471)	(99,284)
Net change in escrow deposits	13	(26)
Repayment of FHLB Advance	—	(5,000)
Proceeds from FHLB Advance	5,000	—
Proceeds from issuance of common stock, net of costs	—	49,440
Purchase of treasury shares (74,295 shares)	(649)	—
Loan to ESOP	—	(4,319)
Net cash used in financing activities	(7,107)	(59,189)
Net change in cash and cash equivalents	(1,891)	(88,787)
Cash and cash equivalents at beginning of period	13,147	121,611
Cash and cash equivalents at end of period	$11,256	$32,824
Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$473	$381

See accompanying notes to consolidated unaudited financial statements

Notes to the Unaudited Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. Except as set forth below in this Note 1, the accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three and six month periods ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The Bank operates primarily in the northern suburbs of Chicago, Illinois. The Bank offers a variety of financial services to customers in our surrounding community. Financial services consist primarily of 1-4 family mortgage loans, savings accounts, and certificate of deposit accounts. There are no significant concentrations of loans to any one industry or customer. The Bank’s exposure to credit risk is significantly affected by changes in the economy in the Bank’s market area.

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

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may vary from those estimates. Material estimates that could significantly change in the near-term include the adequacy of the allowance for credit losses, determination of the valuation allowance on deferred tax assets and the valuation of investment securities and the related tax effect. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2023. Certain amounts in prior year financial statements have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

With the exception of the following new significant accounting and reporting policies, the Company has not changed its significant accounting and reporting policies from those disclosed in the Company’s Form 10-K for the year ended December 31, 2022.

Stock Based Compensation

The Company maintains an equity incentive plan under which restricted stock and stock options may be granted to employees and directors, see Note 12.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with ASC 718, “Compensation-Stock Compensation”. The Company estimates the per share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.

The per share fair value of options is highly sensitive to changes in assumptions. In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction as changes in the expected dividend yield. For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. The Company’s accounting policy is to recognize forfeitures as they occur. Forfeited shares are added back to the pool of shares available for future grants.

Treasury Stock

Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Balance Sheets.  Treasury stock issued is valued based on the “last in, first out” inventory method.  The difference between the consideration received upon issuance and the carrying value is charged or credited to additional paid-in capital.

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

We adopted ASU 2016-13 using the current expected credit loss (“CECL”) methodology for financial assets measured at amortized cost, effective January 1, 2023. Results for the periods beginning after January 1, 2023 are presented under ASU 2016-13, while prior period amounts are reported in accordance with the previously applicable accounting standards. The Company recorded a reduction to retained earnings of approximately $279,000 upon adoption of ASU 2016-13. The transition adjustment included an increase to the allowance for credit losses on loans of $384,000 and an increase to the allowance for credit losses on off-balance sheet credit exposure of approximately $5,000. The transition adjustment included a corresponding increase in deferred tax assets.

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

The ACL methodology consists of measuring loans on a collective (pool) basis when similar risk characteristics exist.  The Company has identified five loan portfolios and measures the ACL using the Scaled CECL Allowance for Losses Estimator (“SCALE”) method. The loan portfolios are 1-4 family residential real estate, commercial real estate, multi-family real estate, construction and consumer. The SCALE method uses publicly available data from Schedule RI-C of the Call Report to derive the initial proxy expected lifetime loss rates. These proxy expected lifetime loss rates are then adjusted for bank-specific facts and circumstances to arrive at the final ACL estimate that adequately reflects the Company’s loss history and credit risk within our portfolio.

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

Note 2: Securities

The amortized cost and estimated fair value of debt securities at June 30, 2023 and December 31, 2022, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties, therefore, these securities have been included in the below table based on average remaining life.

				Mortgage-backed	Collateralized
	U.S. Treasury Notes	U.S. government	Municipal	residential	mortgage	Total available-for-
June 30, 2023		agency obligations	obligations	obligations	obligations	sale
	(Dollars in thousands)
1 year or less	$5,405	$—	$1,345	$—	$—	$6,750
1 to 5 years	1,924	15,263	4,036	12,088	23,109	56,420
5 to 10 years	—	5,473	3,480	20,779	9,283	39,015
After 10 years	—	—	10,340	643	3,526	14,509
Fair value	7,329	20,736	19,201	33,510	35,918	116,694
Gross unrealized gains	—	—	2	—	—	2
Gross unrealized losses	(139)	(1,781)	(2,855)	(5,240)	(5,137)	(15,152)
Amortized cost	$7,468	$22,517	$22,054	$38,750	$41,055	$131,844

				Mortgage-backed	Collateralized
	U.S. Treasury Notes	U.S. government	Municipal	residential	mortgage	Total available-for-
December 31, 2022		agency obligations	obligations	obligations	obligations	sale
	(Dollars in thousands)
1 year or less	$2,433	$1,007	$528	$—	$—	$3,968
1 to 5 years	4,855	11,511	5,394	20,033	22,809	64,602
5 to 10 years	—	8,872	2,655	15,046	11,848	38,421
After 10 years	—	—	11,060	659	2,495	14,214
Fair value	7,288	21,390	19,637	35,738	37,152	121,205
Gross unrealized gains	—	—	6	—	—	6
Gross unrealized losses	(155)	(1,870)	(2,972)	(5,464)	(5,105)	(15,566)
Amortized cost	$7,443	$23,260	$22,603	$41,202	$42,257	$136,765

As of June 30, 2023, and December 31, 2022, no securities were pledged to secure public deposits or for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less than 12 Months		12 Months or Longer		Total
	(Dollars in thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2023
U.S. Treasury Notes	$4,853	$123	$2,476	$16	$7,329	$139
U.S. government agency obligations	5,428	105	15,308	1,676	20,736	1,781
Municipal obligations	5,437	120	13,457	2,735	18,894	2,855
Mortgage-backed residential obligations	—	—	33,427	5,240	33,510	5,240
Collateralized mortgage obligations	6,438	479	29,480	4,658	35,918	5,137
Total	$22,156	$827	$94,148	$14,325	$116,387	$15,152
December 31, 2022
U.S. Treasury Notes	$7,288	$155	$—	$—	$7,288	$155
U.S. government agency obligations	17,274	1,296	4,116	574	21,390	1,870
Municipal obligations	16,823	2,349	2,037	623	18,860	2,972
Mortgage-backed residential obligations	14,365	1,618	21,373	3,846	35,738	5,464
Collateralized mortgage obligations	21,449	2,014	15,703	3,091	37,152	5,105
Total	$77,199	$7,432	$43,229	$8,134	$120,428	$15,566

At June 30, 2023 and December 31, 2022, certain investment securities were in unrealized loss positions. There were no securities with credit losses at June 30, 2023 and December 31, 2022, respectively. Unrealized losses have not been recognized into income because, based on management's evaluation, the decline in fair value is largely due to increased market rates, temporary market conditions and trading spreads, and, as such, are considered to be temporary by the Bank. In addition, management has the intent and ability to hold the securities until they mature or they recover their carrying values.

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

The Bank holds two classifications of municipal bonds, general obligation bonds and revenue bonds. General obligation bonds are backed by the general revenue of the issuing municipality, while revenue bonds are supported by a specific revenue source. All general obligation and revenue bonds have a bond rating of investment grade by Standard and Poor's or Moody's Investor Services or are not rated. There have been no declines in investment grades on bonds in a loss position and as of June 30, 2023, all municipal bonds are paying as agreed.

There were no sales of securities available-for-sale during the three and six months ended June 30, 2023 and 2022.

Note 3: Loans and allowance for credit losses

A summary of loans by major category as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
First mortgage loans
1-4 family residential	$95,836	$95,584
Multi-family	3,171	3,237
Commercial	4,013	3,921
Construction	1,529	—
Total first mortgage loans	104,549	102,742
Consumer loans	232	249
Total loans	104,781	102,991
Net deferred loan costs	996	992
Allowance for credit losses on loans	(1,010)	(624)
Total loans, net	$104,767	$103,359

First mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of these loans totaled $13.1 million and $13.7 million at June 30, 2023 and December 31, 2022, respectively. Custodial escrow balances maintained in connection with the loans serviced were $220,000 and $231,000 at June 30, 2023 and December 31, 2022, respectively.

In the normal course of business, loans are made by the Bank to directors and officers of the Company and the Bank (related parties). The terms of these loans, including interest rate and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectability. At  June 30, 2023 and December 31, 2022, such borrowers were indebted to the Bank in the aggregate amount of $578,000 and $597,000, respectively.

The following tables present the activity in the allowance for credit losses and allowance for loan losses for the three and six months ended June 30, 2023 and 2022:

	June 30, 2023
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$890	$41	$46	$—	$2	$979
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
Provision for (release of) credit losses	38	—	(7)	—	—	31
Ending balance	$928	$41	$39	$—	$2	$1,010

	June 30, 2023
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Six months ended
Beginning balance	$581	$19	$19	$—	$5	$624
Cumulative effect of change in accounting principle	335	23	29	—	(3)	384
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
Provision for (release of) credit losses	12	(1)	(9)	—	—	2
Ending balance	$928	$41	$39	$—	$2	$1,010

	June 30, 2022
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$729	$27	$26	$—	$3	$785
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
(Release of) provision for loan losses	(16)	(1)	—	—	1	(16)
Ending balance	$713	$26	$26	$—	$4	$769

	June 30, 2022
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Six months ended
Beginning balance	$675	$69	$25	$—	$10	$779
Charge-offs	—	—	—	—	—	—
Recoveries	6	—	—	—	—	6
Net recoveries (charge-offs)	6	—	—	—	—	6
Provision for (release of) loan losses	32	(43)	1	—	(6)	(16)
Ending balance	$713	$26	$26	$—	$4	$769

The ACL on loans excludes $5,000 of allowance for off-balance sheet exposures as of June 30, 2023 recorded within Other Liabilities.

As of June 30, 2023, collateral dependent loans totaled $147,000 in the 1-4 family residential loan segment. These loans are collateralized by residential real estate and have no ACL as of June 30, 2023. There were no other collateral dependent loans as of June 30, 2023.

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

The following tables present the credit risk profile of the Company's loan portfolio based on risk rating category and year of origination as of June 30, 2023 and the risk rating category and class of loan as of December 31, 2022.

	As of June 30, 2023
	Term loans amortized cost basis by origination year
	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$4,688	$20,334	$20,179	$49,520	$935	$—	$95,656
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	180	—	—	180
Total 1-4 family residential	4,688	20,334	20,179	49,700	935	—	95,836
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Multi-family
Pass	—	—	243	2,928	—	—	3,171
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total multi-family	—	—	243	2,928	—	—	3,171
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Commercial
Pass	149	—	102	3,562	200	—	4,013
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total commercial	149	—	102	3,562	200	—	4,013
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Construction
Pass	1,529	—	—	—	—	—	1,529
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total construction	1,529	—	—	—	—	—	1,529
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Consumer
Pass	68	124	34	6	—	—	232
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total consumer	68	124	34	6	—	—	232
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Total	$6,434	$20,458	$20,558	$56,196	$1,135	$—	$104,781

	Pass	Special Mention	Substandard	Doubtful	Total loans
	(Dollars in thousands)
December 31, 2022
1-4 family residential	$95,353	$43	$188	$—	$95,584
Multi-family	3,237	—	—	—	3,237
Commercial	3,921	—	—	—	3,921
Consumer	249	—	—	—	249
Total	$102,760	$43	$188	$—	$102,991

The aging of the Bank’s loan portfolio as of June 30, 2023 and December 31, 2022, is as follows:

	31-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loan Balance
	(Dollars in thousands)
June 30, 2023
1-4 family residential	$—	$—	$147	$147	$95,689	$95,836
Multi-family	—	—	—	—	3,171	3,171
Commercial	—	—	—	—	4,013	4,013
Construction	—	—	—	—	1,529	1,529
Consumer	—	—	—	—	232	232
Total	$—	$—	$147	$147	$104,634	$104,781

December 31, 2022
1-4 family residential	$28	$—	$154	$182	$95,402	$95,584
Multi-family	—	—	—	—	3,237	3,237
Commercial	—	—	—	—	3,921	3,921
Consumer	—	—	—	—	249	249
Total	$28	$—	$154	$182	$102,809	$102,991

The following table presents the amortized cost basis of loans on nonaccrual status recorded at June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual
(Dollars in thousands)
First mortgage loans
1-4 family residential	$147	$147	$154
Multi-family	—	—	—
Commercial	—	—	—
Construction	—	—	—
Consumer loans	—	—	—
Total loans	$147	$147	$154

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans.

As of January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures, see Note 1. There were no modifications on loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023. There were no new troubled debt restructurings during the three and six months ended June 30, 2022.

Note 4: Other Real Estate Owned

There was no other real estate owned at June 30, 2023 and December 31, 2022. Additionally, there was no movement in OREO during the three and  six months ended June 30, 2023 and 2022.

There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of June 30, 2023 and  December 31, 2022.

Note 5: Deposits

As of June 30, 2023, for years below ended June 30, the scheduled maturities of time deposits are as follows:

For the 12 months ended
June 30,	Amount
(Dollars in thousands)
2024	$31,077
2025	13,696
2026	3,983
2027	2,235
2028 and beyond	3,190
Total	$54,181

In the normal course of business, deposit accounts are held by directors and executive officers of the Company and the Bank (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At June 30, 2023 and December 31, 2022, total deposits held by directors and officers of the Company and the Bank were $798,000 and $724,000, respectively.

Note 6: Other Borrowings

During the three and six months ended June 30, 2023, the Company borrowed $5.0 million from the FHLB Chicago at a rate of 4.78% for 24 months, payable on June 20, 2025. The advance is collateralized by loans pledged to the FHLB and is payable at maturity, with a prepayment penalty if repayment is made prior to the maturity date. The Bank was eligible to borrow from the FHLB Chicago up to a total of $67.8 million and $68.6 million at June 30, 2023 and December 31, 2022, respectively, which would be collateralized by $87.8 million and $86.6 million of first mortgage loans under a blanket lien arrangement at  June 30, 2023 and December 31, 2022, respectively.  Additionally, at June 30, 2023 and December 31, 2022, we had a $10.0 million federal funds line of credit with BMO Harris Bank, none of which was drawn at June 30, 2023 and December 31, 2022.

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at June 30, 2023 or December 31, 2022.

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

The following table presents the Bank’s assets that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2023
Securities Available-for-sale
U.S. Treasury Notes	$7,329	$7,329	$—	$—
U.S. government agency obligations	20,736	—	20,736	—
Municipal obligations	19,201	—	19,201	—
Mortgage-backed residential obligations	33,510	—	33,510	—
Collateralized mortgage obligations	35,918	—	35,918	—
Total	$116,694	$7,329	$109,365	$—

December 31, 2022
Securities Available-for-sale
U.S. Treasury Notes	$7,288	$7,288	$—	$—
U.S. government agency obligations	21,390	—	21,390	$—
Municipal obligations	19,637	—	19,637	—
Mortgage-backed residential obligations	35,738	—	35,738	—
Collateralized mortgage obligations	37,152	—	37,152	—
Total	$121,205	$7,288	$113,917	$—

The Bank may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There were no assets measured at fair value on a nonrecurring basis as of June 30, 2023. Assets measured at fair value on a nonrecurring basis and the valuation techniques used to measure nonrecurring Level 3 fair value measurements as of  December 31, 2022, were as follows:

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2022
Impaired loans	$375	$—	$—	$375

There were no gains or losses recognized on assets measured on a nonrecurring basis during the three and six months ended June 30, 2023 and 2022. The numerical range of unobservable inputs for the valuation assumptions used in calculating the amounts disclosed above is not meaningful to this presentation.

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

Certain financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The carrying value of these financial instruments assumes to approximate the fair value of these instruments. These instruments include cash and cash equivalents, non-interest bearing deposit accounts, time deposits with other financial institutions, FHLB stock, escrow deposits and accrued interest receivable and payable.

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
June 30, 2023
Financial assets:
Loans, net	$104,767	$—	$—	$95,936	$95,936
Financial liabilities:
Interest-bearing deposits	$153,830	$—	$153,458	$—	$153,458
Other Borrowings	$5,000	$—	$4,996	$—	$4,996

December 31, 2022
Financial assets:
Loans, net	$103,359	$—	$—	$94,779	$94,779
Financial liabilities:
Interest-bearing deposits	$165,737	$—	$165,535	$—	$165,535

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

As of June 30, 2023 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category. On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9% subject to a limited two quarter grace period, during which the leverage ratio cannot drop 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. The Bank elected to begin using CBLR for the first quarter of 2020. Management believes, as of June 30, 2023, that the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios as of June 30, 2023 and December 31, 2022, are presented below:

			Minimum Required to be
	Actual		Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio
As of June 30, 2023	(Dollars in thousands)
Tier 1 capital (to Average Assets)	$65,604	25.62%	$23,046	>9%
As of December 31,2022
Tier 1 capital (to Average Assets)	$65,634	24.81%	$23,809	>9%

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

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At June 30, 2023 and December 31, 2022, unused lines of credit and outstanding commitments to originate loans were as follows:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Unused line of credit	$4,131	$2,872
Commitments to originate loans	1,174	793
Total commitments	$5,305	$3,665

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

Excluded from the earnings per share calculation are anti-dilutive equity awards for the three and six months ended June 30, 2023, totaling 652,700. There were no securities or other contracts that had a dilutive effect for the three and six months ended June 30, 2022. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for EPS calculations.

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Income in thousands)		(Income in thousands)
Net (loss) income applicable to common shares	$(126)	$149	$44	$(130)

Average number of common shares outstanding	5,378,749	5,397,959	5,388,301	4,861,145
Less: Average unallocated ESOP shares	402,622	426,029	405,309	385,231
Average number of common shares outstanding used to calculate basic earnings per common share	4,976,127	4,971,930	4,982,992	4,475,914
Earnings (loss) income per common share basic and diluted	$(0.03)	$0.03	$0.01	$(0.03)

All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS.

Note 12: Stock Based Compensation

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

There were no contributions to the ESOP during the first six months of 2023, as the annual loan payment will be made during the fourth quarter. Expense recorded was $47,000 and $54,000 for the three months ended June 30, 2023 and 2022, respectively, and $102,000 and $103,000 for the six months ended months ended June 30, 2023 and 2022, respectively, and is recognized over the service period.

Shares held by the ESOP were as follows:

	As of June 30,
	2023	2022
	(Dollars in thousands)
Shares allocated	22,009	—
Shares committed for allocation	10,808	8,640
Unallocated	399,019	423,196
Total ESOP shares	431,836	431,836

Fair value of unearned shares as of June 30, 2023 and 2022, respectively	$3,647	$4,731

Fair value of unearned shares is based on a stock price of $9.14 and $11.18 as of June 30, 2023 and 2022, respectively.

Equity Incentive Plan

At the Company's annual meeting of stockholders held on May 24, 2023, stockholders approved the NSTS Bancorp, Inc. 2023 Equity Incentive Plan (“2023 Equity Plan”), which provides for the granting of up to 755,714 shares (215,918 shares of restricted stock and 539,796 stock options) of the Company’s common stock pursuant to equity awards made under the 2023 Equity Plan.

Stock options granted under the 2023 Equity Plan generally vest in equal annual installments over a service period of five years beginning one year from the date of grant. The vesting of the options accelerates upon death, disability or an involuntary termination at or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. In June 2023, the Company granted 465,500 stock options under the 2023 Equity Plan. As of June 30, 2023, the Company has 74,296 stock options available for future grants under the 2023 Equity Plan.

The fair value of stock options granted is estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of 3.82%, volatility of 29.0% and a dividend yield of 0.0%. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the common stock of the Company and other similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares. The weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2023 was $3.56.

The following table presents the stock based compensation expense for the periods presented.

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Stock option expense	$14	$—	$14	$—
Restricted stock expense	14	—	14	—
Total stock based compensation expense	$28	$—	$28	$—

The following is a summary of the Company's stock option activity and related information for the periods presented. There was no stock option activity for the three and six months ended June 30, 2022.

Stock Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at March 31, 2023	—	$—	—
Granted	465,500	9.36	10.0
Forfeited	—	—	—
Outstanding at June 30, 2023	465,500	$9.36	10.0
Exercisable - End of Period	—

Stock Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2022	—	$—	—
Granted	465,500	9.36	10.0
Forfeited	—	—	—
Outstanding at June 30, 2023	465,500	$9.36	10.0
Exercisable - End of Period	—

Expected future expense relating to the non-vested options outstanding as of June 30, 2023 is $1.6 million over a weighted average period of 5.0 years.

Restricted shares granted under the 2023 Equity Plan generally vest in equal annual installments over a service period of five years beginning one year from the date of grant. The vesting of the awards accelerates upon death, disability or an involuntary termination at or following a change in control of the Company. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determines the fair value of restricted shares under the 2023 Equity Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.

On June 15, 2023, the Company granted to employees, under the 2023 Equity Plan, 187,200 shares of restricted stock with a total grant-date fair value of $1.8 million. These restricted stock awards vest in equal installments over a five-year period beginning one year from the date of grant. As of June 30, 2023, the Company has 28,718 shares of restricted stock available for future grants under the 2023 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of June 30, 2023 and changes thereto during the periods presented.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Outstanding at March 31, 2023	—	$—
Granted	187,200	9.36
Forfeited	—	—
Outstanding at June 30, 2023	187,200	$9.36

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2022	—	$—
Granted	187,200	9.36
Forfeited	—	—
Outstanding at June 30, 2023	187,200	$9.36

Expected future expense related to the non-vested restricted shares outstanding as of period end is $1.7 million over a weighted average period of 5.0 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of our financial performance through a discussion of our financial condition as of June 30, 2023 and as compared to our financial condition as of December 31, 2022, and our results of operations for the three and six months ended June 30, 2023 and 2022. This section should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated unaudited interim financial statements for the three and six months ended June 30, 2023 and 2022, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates.

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

	For the Three Months Ended June 30,
	2023			2022
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$104,974	$1,022	3.89%	$96,491	$883	3.66%
Federal funds sold and interest-bearing deposits in other banks	7,066	59	3.34%	43,561	73	0.67%
Time deposits with other financial institutions	3,198	30	3.75%	3,801	6	0.63%
Securities available for sale	119,162	732	2.46%	115,859	542	1.87%
FHLB stock	550	5	3.64%	550	3	2.18%
Total interest-earning assets	234,950	$1,848	3.15%	260,262	$1,507	2.32%
Noninterest-earning assets	21,024			19,513
Total assets	$255,974			$279,775
Interest-bearing liabilities:
Interest-bearing demand	$17,591	$2	0.05%	$17,496	$2	0.05%
Money market	38,421	63	0.66%	45,076	23	0.20%
Savings	47,556	18	0.15%	48,451	18	0.15%
Time deposits	51,964	179	1.38%	62,752	148	0.94%
Total interest-bearing deposits	$155,532	$262	0.67%	$173,775	$191	0.44%
Other borrowings(1)	604	7	4.64%	2,857	—	—%
Total interest-bearing liabilities	156,136	$269	0.69%	176,632	$191	0.43%
Noninterest-bearing liabilities	18,646			18,636
Total liabilities	$174,782			$195,268
Equity	81,192			84,507
Total liabilities and equity	$255,974			$279,775
Net interest income		$1,579			$1,316
Interest rate spread(2)			2.46%			1.88%
Net interest-earning assets(3)	$78,814			$83,630
Net interest margin(4)			2.69%			2.02%
Average interest-earning assets to average-interest bearing liabilities	150.48%			147.35%

	For the Six Months Ended June 30,
	2023			2022
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$104,517	$2,040	3.90%	$96,713	$1,726	3.57%
Federal funds sold and interest-bearing deposits in other banks	7,558	111	2.94%	58,881	102	0.35%
Time deposits with other financial institutions	3,723	54	2.90%	3,590	11	0.61%
Securities available for sale	120,332	1,492	2.48%	111,112	956	1.72%
FHLB stock	550	9	3.27%	550	7	2.55%
Total interest-earning assets	236,680	$3,706	3.13%	270,846	$2,802	2.07%
Noninterest-earning assets	21,153			20,423
Total assets	$257,833			$291,269
Interest-bearing liabilities:
Interest-bearing demand	$17,918	$4	0.04%	$17,464	$4	0.05%
Money market	39,604	116	0.59%	45,372	45	0.20%
Savings	47,788	36	0.15%	48,649	36	0.15%
Time deposits	52,512	327	1.25%	64,564	297	0.92%
Total interest-bearing deposits	$157,822	$483	0.61%	$176,049	$382	0.43%
Other borrowings(1)	304	7	4.61%	3,923	—	—%
Total interest-bearing liabilities	158,126	$490	0.62%	179,972	$382	0.42%
Noninterest-bearing liabilities	19,198			28,765
Total liabilities	$177,324			$208,737
Equity	80,509			82,532
Total liabilities and equity	$257,833			$291,269
Net interest income		$3,216			$2,420
Interest rate spread(2)			2.51%			1.65%
Net interest-earning assets(3)	$78,554			$90,874
Net interest margin(4)			2.72%			1.79%
Average interest-earning assets to average-interest bearing liabilities	149.68%			150.49%

(1)	For the periods ended June 30, 2022, Other borrowings consists of 0% interest rate FHLB advances.
(2)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(3)	Equals total interest-earning assets less total interest-bearing liabilities.
(4)	Equals net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND Six MONTHS ENDED June 30, 2023 and 2022

General. For the three months ended June 30, 2023, we had a net loss of $126,000, compared to net income of $149,000 for the three months ended June 30, 2022. The decrease in net income is primarily the result of a decrease in non-interest income related to the recognition of the Employee Retention Credit of $502,000 in 2022. This decrease was partially offset by an increase in net interest income. For the six months ended June 30, 2023, we had net income of $44,000, compared to a net loss of $130,000 for the six months ended June 30, 2022. The increase in net income is primarily the result of an increase in interest income on loans and securities available-for-sale, partially offset by an increase in interest expense on deposits and a decrease in noninterest income.

Net Interest Income. Net interest income increased $263,000, to $1.6 million for the three months ended June 30, 2023 compared to $1.3 million for the three months ended June 30, 2022. Our interest rate spread increased to 2.46% for the three months ended June 30, 2023 from 1.88% for the same period ended June 30, 2022. Our net interest margin increased to 2.69% for the three months ended June 30, 2023 compared to 2.02% for the three months ended June 30, 2022. The increase in interest rate spread and net interest margin was primarily the result of the deployment of funds from the conversion into higher yielding assets, such as securities available-for-sale, while experiencing an increase in deposit rates.

Average interest-earning assets of $235.0 million in the second quarter 2023 decreased $25.3 million compared to $260.3 million for the second quarter 2022. The decrease in average earning assets was driven by the refunds issued on stock oversubscriptions in our conversion offering in the prior year.  The average outstanding balance of loans, net increased to $105.0 million, an increase of $8.5 million from $96.5 million for the three months ended June 30, 2023. Additionally, the average yield earned on those loans outstanding increased 23 basis points to 3.89% for the three months ended June 30, 2023. Additionally, interest earned on securities available for sale increased $190,000 due to a higher average balance of securities available-for-sale of $119.2 million and a higher average yield of 2.46%. The increased yield on securities available-for-sale and loans was the result of an overall increase in market rates during 2022 and 2023. Management was able to invest the cash received as part of the conversion offering into these higher yielding assets, resulting in an overall increase in interest income of $341,000 during the quarter.

The cost of interest-bearing liabilities increased 26 basis points for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The net increase in our funding costs was primarily due to an increase in rates offered on money market and time deposit accounts, which were increased in the fourth quarter of 2022 and the first quarter of 2023 to remain competitive with the local market.

During the three months ended June 30, 2023, the Bank borrowed $5.0 million from FHLB Chicago at a rate of 4.78%, resulting in an interest expense of $7,000 during the three months ended June 30, 2023.

Net interest income increased $796,000, to $3.2 million for the six months ended June 30, 2023 compared to $2.4 million for the six months ended June 30, 2022. Our interest rate spread increased to 2.51% for the six months ended June 30, 2023 from 1.65% for the same period ended June 30, 2022. Our net interest margin increased to 2.72% for the six months ended June 30, 2023 compared to 1.79% for the six months ended June 30, 2022. The increase in interest rate spread and net interest margin was primarily the result of the deployment of funds from the conversion offering into higher yielding assets, such as securities available-for-sale, offset by rising deposit costs.

Average interest-earning assets of $236.7 million for the six months ending June 30, 2023 decreased $34.2 million compared to the same period ended June 30, 2022. The decrease in average earning assets was driven by the refunds issued on stock oversubscriptions in our conversion offering in the prior year.  The average outstanding balance of loans, net increased to $104.5 million, an increase of $7.8 million for the six months ended June 30, 2023. Additionally, the average yield earned on those loans outstanding increased 33 basis points to 3.90% for the six months ended June 30, 2023, which is the result of new originations made at higher market rates. Additionally, interest earned on securities available for sale increased $536,000 due to a higher average balance of securities available-for-sale of $120.3 million and a higher average yield of 2.48%. The increased yield on securities available-for-sale was the result of an overall increase in market rates during 2022 and 2023. Management was able to invest the cash received as part of the conversion offering into these higher yielding assets, resulting in an overall increase in interest income of $904,000.

The cost of interest-bearing liabilities increased 20 basis points for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The net increase in our funding costs was primarily due to an increase in rates offered on money market and time deposit accounts, which were increased in the fourth quarter of 2022 and the first quarter of 2023 to remain competitive with the local market.

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

For the three months ended June 30, 2023, a provision for credit losses was recorded based on the current allowance for credit loss ("ACL") assessment. The increase in ACL was not considered part of the ASU 2016-13 adoption, as these changes in the assessment of the ACL occurred after the January 1, 2023 adoption. We recorded a provision for credit losses of $30,000 during the second quarter of 2023, comprised of $31,000 in provision of credit losses to loans and a $1,000 reversal of credit losses related to unfunded commitments. During the six months ended June 30, 2023, we recorded a provision for credit losses of $2,000. We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loan and available-for-sale securities portfolios.

Noninterest Income. The following table shows the components of noninterest income for the periods presented.

	Three months ended June 30,		Six months ended June 30,
Noninterest income:	2023	2022	2023	2022
	(Dollars in thousands)
Gain on sale of mortgage loans	$7	$38	$9	$69
Rental income on office building	16	10	32	21
Service charges on deposits	69	75	133	146
Increase in cash surrender value of BOLI	46	44	92	87
Other	9	522	28	554
Total noninterest income	$147	$689	$294	$877

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022, noninterest income decreased $542,000 from $689,000 to $147,000. For the six months ended June 30, 2023 compared to the same period ended June 30, 2022, noninterest income decreased $583,000 from $877,000 to $294,000. Other non-interest income in the three months ended June 30, 2022 included the one time Employee Retention Credit of $502,000. In each case, the decreases were driven by a decrease in the gain on sale of mortgage loans and a decrease in other noninterest income. Gain on sale of mortgages decreased $31,000, from $38,000 to $7,000 for the three months ended June 30, 2023 compared to 2022. Gain on sale of of mortgage loans decreased $60,000, from $69,000 to $9,000 for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decreases in gain on sale of mortgages were due to a reduction in the number of loans sold primarily due to an overall decrease in total mortgage loans originated during the period. During the six months ended June 30, 2023, we sold three loans totaling $705,000 for a gain on sale of $9,000. We experienced a slow down in the volume of loan originations due to higher market interest rates.

Noninterest Expense. The following table shows the components of noninterest expense for the periods presented.

	Three months ended June 30,		Six months ended June 30,
Noninterest expense:	2023	2022	2023	2022
	(Dollars in thousands)
Salaries and employee benefits	$1,005	$1,001	$1,933	$1,904
Equipment and occupancy	167	161	333	342
Data processing	161	154	322	302
Professional services	123	137	244	270
Advertising	27	12	51	38
Supervisory fees and assessments	39	37	74	78
Loan expenses	23	20	44	49
Deposit expenses	55	54	107	88
Director fees	56	59	112	113
Other	131	197	237	295
Total noninterest expense	$1,787	$1,832	$3,457	$3,479

Noninterest expense decreased $45,000 for the three months ended June 30, 2023 compared to the same period ended June 30, 2022. For the three months ended June 30, 2022, the Bank recognized expenses of $75,000 related to the filing for the Employee Retention Credit. Advertising costs increased $15,000 for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as the Bank increased marketing efforts related to deposit specials and loan programs.

Noninterest expense decreased $22,000 for the six months ended June 30, 2023 compared to the same period ended June 30, 2022. For the six months ended June 30, 2022, the Bank recognized expenses of $75,000 related to the filing for the Employee Retention Credit. This decrease was offset by an increase in salaries and employee benefits and deposit expenses. Salaries and employee benefits increased 1.5% primarily as a result of merit increases to employees and health insurance premiums. The average number of employees remained the same at 37 for the six months ended June 30, 2023 and 2022. Additionally, the Company implemented the 2023 Equity Incentive Plan on June 15, 2023, and began recognizing expense associated with this plan in June 2023. Deposit expenses increased due to necessary repairs on ATMs during the first six months of 2023.

Provision for Income Tax Expense (Benefit). During the three months ended June 30, 2023, the Bank recorded income tax expense of $35,000, consisting of $65,000 current tax benefit and $100,000 change in valuation allowance. During the six months ended June 30, 2023, we recorded income tax expense of $7,000, consisting of $93,000 current tax benefit and $100,000 change in valuation allowance. Management estimates a taxable net loss for the year ended December 31, 2023 due to non-taxable income, such as income on tax exempt municipal securities and BOLI.

Federal net operating losses as of June 30, 2023 are estimated to be $2.4 million, and do not expire. During the quarter ended June 30, 2023, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the three-year period ended June 30, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of June 30, 2023, a valuation allowance of $250,000 on federal net operating losses has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted, and an additional valuation allowance recorded, if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is present and additional weight cannot be given to subjective evidence such as our projections for growth.

COMPARISON OF FINANCIAL CONDITION AT June 30, 2023 and December 31, 2022

	At June 30,	At December 31,
	2023	2022
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$11,256	$13,147
Securities available for sale	116,694	121,205
FHLB stock	550	550
Loans, net	104,767	103,359
Total assets	256,855	264,206
Total deposits	167,243	178,714
Other borrowings	5,000	—
Total equity	$80,082	$80,542

Total Assets. Total assets decreased $7.3 million to $256.9 million as of June 30, 2023 compared to $264.2 million at December 31, 2022. The decrease was primarily due to a reduction in cash and cash equivalents and securities available for sale driven by a reduction in deposits.

Cash and cash equivalents. Cash and cash equivalents decreased $1.8 million to $11.3 million as of June 30, 2023, compared to $13.1 million as of June 30, 2022. The reduction in cash was the result of a reduction in deposit balances during the six months ended June 30, 2023. The reduction in cash due to deposit outflows was partially offset due to the Bank borrowing $5.0 million from the FHLB Chicago during the three months ended June 30, 2023. Management continues to actively monitor the Bank's liquidity position on a daily basis and maintain levels of liquid assets deemed adequate.

Securities Available for Sale. Securities available-for-sale decreased $4.5 million to $116.7 million as of June 30, 2023, compared to $121.2 million at December 31, 2022. There were no purchases or sales of securities available-for-sale during the six-months ended June 30, 2023. During the six months ended June 30, 2023, the Bank received principal payments of $4.6 million, had net premium amortization and discount accretion of $280,000 and had an increase in the unrealized loss on the portfolio of $410,000.

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

Loans, net. Our loans, net increased by $1.4 million to $104.8 million at June 30, 2023 compared to $103.4 million at December 31, 2022. The Bank originated $7.5 million in loans to be held in the portfolio during the six months ended June 30, 2023. Additionally, during the six months ended June 30, 2023, loan principal payments and paydowns totaled $6.1 million.

The Bank originated one residential construction loan during the three months ended June 30, 2023 with total draws through June 30, 2023 of $1.5 million. The construction loan has a total credit limit of $2.6 million, and is expected to be completed during 2024.

As of January 1, 2023, the Bank adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Company recorded a reduction to retained earnings of approximately $278,000 upon adoption of ASU 2016-13. The transition adjustment included an increase to the allowance for credit losses on loans of $384,000 and an increase to the allowance for credit losses on off-balance sheet credit exposure of $5,000. The transition adjustment included a corresponding increase in deferred tax assets. As of June 30, 2023, the allowance for credit losses (“ACL”) which includes the allowance for credit losses on loans and the allowance for credit losses on off-balance sheet exposures, totaled $1.0 million, an increase of $2,000 from the date of adoption. As of June 30, 2023, there were three loans rated substandard or watch which were individually assessed, totaling $180,000, of which none had specific reserves. Additionally, the Bank individually assessed the residential construction loan, determining no specific reserve was required as of June 30, 2023.

Deposits. Total deposits decreased $11.5 million to $167.2 million at June 30, 2023 compared to $178.7 million at December 31, 2022, representing a decrease of 6.4%. During the first half of 2023, deposits decreased as a result of various large customers moving money to higher yielding accounts outside the Bank. The decrease in deposits was primarily out of money market and time deposit accounts. Time deposits decreased as higher yielding time deposits matured and were not renewed at the current market rates. At June 30, 2023, the amount of total deposits with accounts over the FDIC's insurance limit of $250,000 was $34.5 million, or 20.6% of total deposits. Management continues to actively monitor the deposit balances and interest rates offered to maintain an adequate level of liquidity.

Other borrowings. During the three months ended June 30, 2023, the Bank borrowed $5.0 million from the FHLB Chicago with a term of 24 months at 4.78%.

Total Equity. Total equity decreased $460,000 to $80.1 million at June 30, 2023, compared to $80.5 million at December 31, 2022, primarily due to an increase in the unrealized loss position on the securities available-for-sale portfolio and the repurchase of outstanding shares of the Company's common stock pursuant to our stock repurchase program. The increase in the unrealized loss position is due to changes in market interest rates. On March 29, 2023, the Company adopted a program to repurchase up to 269,898 shares, or 5%, of its then outstanding common stock. This program will expire on September 29, 2023 unless terminated earlier; 195,603 shares remain available to be repurchased under the program as of June 30, 2023. Repurchases by us under the Repurchase Program may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means. As of June 30, 2023, the Company has repurchased 74,295 shares with a weighted average price of $8.73, for a total value of $649,000.

Asset Quality

The following table sets forth certain information with respect to our nonperforming assets. The decrease in non-accrual loans from December 31, 2022 to June 30, 2023 was the result of payments made on the non-accrual loans.

	At June 30,	At December 31,
	2023	2022
	(Dollars in thousands)
Nonaccrual loans	$147	$154
Loans 90+ days past due and accruing	—	—
Total non-performing loans	147	154
Other real estate owned, net	—	—
Total non-performing assets	$147	$154

Asset Quality Ratios: (1)
Non-accrual loans as a percent of total loans outstanding	0.14%	0.15%
Non-performing assets as a percent of total assets	0.06%	0.06%
Allowance for credit losses on loans as a percent of total loans outstanding	0.96%	0.61%
Allowance for credit losses on loans as a percent of non-performing loans(2)	687.07%	405.19%
Net charge-offs (recoveries) to average loans receivable	—%	(0.08)%

(1)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
(2)	Non-performing loans consist of non-accrual loans and loans that are 90 or more days past due and still accruing.

The allowance for credit losses on loans as a percentage of total loans as of June 30, 2023 was 0.96%. The allowance for loan losses as a percentage of total loans at December 31, 2022 was 0.61%. The increase is due to the adoption of ASU 2016-13, Financial Instruments— Credit Losses (Topic 326).

Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Chicago and a $10.0 million unsecured Fed Funds line of credit with BMO Harris Bank. At June 30, 2023, we had one outstanding advance from the FHLB of Chicago totaling $5.0 million and had the capacity to borrow approximately $62.8 million additional from the FHLB of Chicago. Additionally, we had no outstanding balance under our $10.0 million federal funds line of credit with BMO Harris Bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $136,000 and $1.7 million for the six months ended June 30, 2023 and 2022, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $5.1 million and $(31.3) million for the six months ended June 30, 2023 and 2022, respectively, with the decrease in cash used during 2023 driven by the absence of  purchases of securities held in the available for sale portfolio. Net cash used in financing activities, consisting primarily of the activity in deposit accounts, receipt of FHLB advance for 2023 and proceeds from the issuance of common stock for 2022, was $7.1 million and $59.2 million for the six months ended June 30, 2023 and 2022, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from June 30, 2023, totaled $31.1 million. Based on our deposit retention experience and current pricing strategy, and notwithstanding recent deposit outflows during the first six months of 2023, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

As of June 30, 2023, the Bank was well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2020, the Bank elected to begin using the CBLR. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9%, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. North Shore Trust and Savings’ Tier 1 capital to Average Assets was 25.62% and 24.81% at June 30, 2023 and December 31, 2022, respectively.

Off-Balance Sheet Arrangements. At June 30, 2023, we had $1.2 million of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $4.1 million at June 30, 2023.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at June 30, 2023.

	Total Amounts Committed at	Amount of Commitment Expiration – Per Period
	June 30, 2023	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Unused line of credit	$4,131	$76	$1,186	$333	$2,536
Commitments to originate loans	1,174	1,174	—	—	—
Total commitments	$5,305	$1,250	$1,186	$333	$2,536

Contractual Cash Obligations. The following table summarizes our contractual cash obligations at June 30, 2023.

	Total at	Payments Due By Period
	June 30, 2023	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Time deposits	$54,181	$31,077	$17,679	$5,425	$—
FHLB advances	5,000	—	5,000	—	—
Total contractual obligations	$59,181	$31,077	$22,679	$5,425	$—

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of our common stock during the quarter ended June 30, 2023, and the stock repurchase plans approved by our Board of Directors.

	(a)	(b)	(c)	(d)
Period	Total number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet to be Purchased Under the Plans or Programs (1)

April 1 - April 30, 2023	45,197	$8.86	45,197	224,701
May 1 - May 31, 2023	24,706	8.43	24,706	199,995
June 1 - June 30, 2023	4,392	9.08	4,392	195,603
Total	74,295	$8.73	74,295	195,603

(1) On March 29, 2023, the Company adopted a program to repurchase up to 269,898 shares, or 5%, of its then outstanding common stock. This program will expire on September 29, 2023 unless terminated earlier; 195,603 shares remain available to be repurchased under the program as of June 30, 2023.

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

NSTS BANCORP, INC.

Dated: August 11, 2023	By:	/s/ Stephen G. Lear
Stephen G. Lear
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2023	By:	/s/ Carissa H. Schoolcraft
Carissa H. Schoolcraft
Chief Financial Officer
(Principal Financial and Accounting Officer)