Form 10-Q
period 2023-09-30
NSTS Bancorp, Inc.
filed 2023-11-13
CIK 1881592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the Registrant had 5,585,159 shares issued and 5,315,261 shares of its common stock outstanding.

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

Part I. Financial Information

Item 1. Consolidated Financial Statements

NSTS BANCORP, INC.

Consolidated Balance Sheets

	September 30, 2023
	(unaudited)	December 31, 2022
	(Dollars in thousands)
Assets:
Cash and due from banks	$1,174	$1,583
Interest-bearing bank deposits	9,515	11,564
Cash and cash equivalents	10,689	13,147
Time deposits with other financial institutions	1,742	4,477
Securities available for sale	109,526	121,205
Federal Home Loan Bank stock (FHLB)	550	550
Loans held for sale	177	—
Loans, net of unearned income	107,871	103,983
Allowance for credit losses on loans	(1,061)	(624)
Loans, net	106,810	103,359
Premises and equipment, net	4,921	5,035
Accrued interest receivable	805	852
Bank-owned life insurance (BOLI)	9,390	9,249
Other assets	7,176	6,332
Total assets	$251,786	$264,206
Liabilities:
Deposits:
Noninterest bearing	$12,261	$12,977
Interest-bearing
Demand and NOW checking	15,234	18,659
Money market	33,788	42,624
Savings	43,486	49,068
Time deposits over $250,000	8,959	8,801
Other time deposits	51,602	46,585
Total deposits	165,330	178,714
Escrow deposits	805	1,253
Other borrowings	5,000	—
Accrued expenses and other liabilities	3,490	3,697
Total liabilities	$174,625	$183,664
Stockholders' equity:
Common Stock ($0.01 par value; 10,000,000 shares authorized; 5,585,159 and 5,397,959 shares issued and 5,432,478 and 5,397,959 shares outstanding at September 30, 2023 and December 31, 2022, respectively)	56	54
Treasury Stock (152,681 shares at September 30, 2023)	(1,355)	—
Additional paid-in capital	50,606	50,420
Retained earnings	44,824	45,291
Unallocated common shares held by ESOP	(3,936)	(4,098)
Accumulated other comprehensive loss, net	(13,034)	(11,125)
Total stockholders' equity	77,161	80,542
Total liabilities and stockholders' equity	$251,786	$264,206

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Operations (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Interest income:
Loans, including fees	$1,079	$877	$3,119	$2,603
Securities
Taxable	633	578	1,923	1,340
Tax-exempt	100	104	302	298
Federal funds sold and other	99	111	210	213
Time deposits with other financial institutions	21	14	75	25
FHLB Stock	7	4	16	11
Total interest income	1,939	1,688	5,645	4,490
Interest expense:
Deposits	362	192	845	574
Other borrowings	61	—	68	—
Total interest expense	423	192	913	574
Net interest income	1,516	1,496	4,732	3,916
Provision for (reversal of) credit losses	50	(84)	52	(100)
Net interest income after provision for credit losses	1,466	1,580	4,680	4,016
Noninterest income:
Gain on sale of mortgage loans	—	30	9	99
Rental income on office building	16	16	48	37
Service charges on deposits	70	75	203	222
Increase in cash surrender value of BOLI	49	45	141	132
Other non-interest income	15	19	43	572
Total noninterest income	150	185	444	1,062
Noninterest expense:
Salaries and employee benefits	1,162	938	3,095	2,842
Equipment and occupancy	166	154	499	496
Data processing	159	159	481	461
Professional services	150	141	394	411
Advertising	14	29	65	67
Supervisory fees and assessments	49	33	123	111
Loan expenses	25	16	69	65
Deposit expenses	56	61	163	149
Director fees	56	59	168	172
Other non-interest expense	116	88	353	383
Total noninterest expense	1,953	1,678	5,410	5,157
(Loss) income before income taxes	(337)	87	(286)	(79)
Income tax benefit	(105)	(31)	(98)	(67)
Net (loss) income	$(232)	$118	$(188)	$(12)
Basic and diluted (loss) earnings per share	$(0.05)	$0.02	$(0.04)	$(0.00)
Weighted average shares outstanding	5,093,587	4,971,930	5,020,262	4,644,521

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For the three months ended September 30,
	2023	2022
	(Dollars in thousands)
Net (loss) income	$(232)	$118
Unrealized net holding loss on securities
Unrealized net holding loss on securities arising during period, net of realized gains on sales of $0 in the three months ended September 30, 2023 and 2022	(3,081)	(6,321)
Tax effect	878	1,802
Other comprehensive loss, net of taxes	(2,203)	(4,519)
Comprehensive loss	$(2,435)	$(4,401)

	For the nine months ended September 30,
	2023	2022
	(Dollars in thousands)
Net loss	$(188)	$(12)
Unrealized net loss on securities
Unrealized net holding loss on securities arising during period, net of realized gains on sales of $0 in the nine months ended September 30, 2023 and 2022	(2,671)	(17,195)
Tax effect	762	4,902
Other comprehensive loss, net of taxes	(1,909)	(12,293)
Comprehensive loss	$(2,097)	$(12,305)

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Stockholders’ Equity (unaudited)

						Accumulated
						other	Unallocated
	Common	Common	Treasury	Additional	Retained	comprehensive	Common Shares
	Shares	Stock	Stock	Paid-In Capital	earnings	loss	Held by ESOP	Total
		(Dollars in thousands)
		Quarter ended September 30, 2022
Balance at June 30, 2022	5,397,959	$54	$—	$50,411	$45,134	$(7,855)	$(4,232)	$83,512
Net income	—	—	—	—	118	—	—	118
ESOP shares committed to be released	—	—	—	5	—	—	43	48
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	(4,519)	—	(4,519)
Balance at September 30, 2022	5,397,959	$54	—	$50,416	$45,252	$(12,374)	$(4,189)	$79,159
		Quarter ended September 30, 2023
Balance at June 30, 2023	5,510,864	$56	$(649)	$50,440	$45,056	$(10,831)	$(3,990)	$80,082
Net loss	—	—	—	—	(232)	—	—	(232)
ESOP shares committed to be released	—	—	—	(4)	—	—	54	50
Purchase of treasury stock from stock repurchase program	(78,386)	—	(706)	—	—	—	—	(706)
Compensation cost for stock options and restricted stock	—	—	—	170	—	—	—	170
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	(2,203)	—	(2,203)
Balance at September 30, 2023	5,432,478	$56	$(1,355)	$50,606	$44,824	$(13,034)	$(3,936)	$77,161

						Accumulated
						other	Unallocated
	Common	Common	Treasury	Additional	Retained	comprehensive	Common Shares
	Shares	Stock	Stock	Paid-In Capital	earnings	loss	Held by ESOP	Total
		(Dollars in thousands)
		Nine months ended September 30, 2022
Balance at December 31, 2021	—	$—	$—	$—	$45,264	$(81)	$—	$45,183
Net loss	—	—	—	—	(12)	—	—	(12)
Proceeds of stock offering and issuance of common shares (net of issuance costs of $2.5 million)	5,290,000	53	—	49,387	—	—	—	49,440
Issuance of common shares donated to the NSTS Charitable Foundation	107,959	1	—	1,008	—	—	—	1,009
Purchase of common shares by the ESOP (431,836 shares)	—	—	—	—	—	—	(4,319)	(4,319)
ESOP shares committed to be released	—	—	—	21	—	—	130	151
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	(12,293)	—	(12,293)
Balance at September 30, 2022	5,397,959	$54	—	$50,416	$45,252	$(12,374)	$(4,189)	$79,159
		Nine months ended September 30, 2023
Balance at December 31, 2022	5,397,959	$54	$—	$50,420	$45,291	$(11,125)	$(4,098)	$80,542
Cumulative impact of ASU 2016-13	—	—	—	—	(279)	—	—	(279)
Net loss	—	—	—	—	(188)	—	—	(188)
ESOP shares committed to be released	—	—	—	(10)	—	—	162	152
Purchase of treasury stock from stock repurchase program	(152,681)	—	(1,355)	—	—	—	—	(1,355)
Compensation cost for stock options and restricted stock	—	—	—	198	—	—	—	198
Issuance of common shares for the restricted stock plan	187,200	2	—	(2)	—	—	—	—
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	(1,909)	—	(1,909)
Balance at September 30, 2023	5,432,478	$56	$(1,355)	$50,606	$44,824	$(13,034)	$(3,936)	$77,161

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended September 30,
	2023	2022
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(188)	$(12)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	193	200
Securities amortization and accretion, net	412	803
Loans originated for sale	(880)	(7,457)
Proceeds from sales of loans held for sale	712	7,556
Gain on sale of mortgage loans	(9)	(99)
Provision for (reversal of) credit losses	52	(100)
Earnings on bank owned life insurance	(141)	(132)
Issuance of common shares donated to North Shore Trust and Savings Charitable Foundation	—	1,009
ESOP expense	152	151
Stock based compensation	198	—
Net change in accrued interest receivable and other assets	74	524
Net change in accrued expenses and other liabilities	(212)	999
Net cash provided by operating activities	363	3,442
Cash flows from investing activities:
Net change in portfolio loans	(3,887)	(1,112)
Principal repayments on mortgage-backed securities	6,517	13,853
Purchases of securities available for sale	—	(57,473)
Maturities and calls of securities available for sale	2,080	1,305
Net change in time deposits with other financial institutions, net	2,735	(750)
Purchases of premises and equipment, net	(79)	(214)
Net cash provided by (used in) investing activities	7,366	(44,391)
Cash flows from financing activities:
Net change in deposits	(13,384)	(102,160)
Net change in escrow deposits	(448)	(506)
Repayment of FHLB Advance	—	(5,000)
Proceeds from FHLB Advance	5,000	—
Proceeds from issuance of common stock, net of costs	—	49,440
Purchase of treasury shares (152,681 shares)	(1,355)	—
Loan to ESOP	—	(4,319)
Net cash used in financing activities	(10,187)	(62,545)
Net change in cash and cash equivalents	(2,458)	(103,494)
Cash and cash equivalents at beginning of period	13,147	121,611
Cash and cash equivalents at end of period	$10,689	$18,117
Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$879	$580

See accompanying notes to consolidated unaudited financial statements

Notes to the Unaudited Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. Except as set forth below in this Note 1, the accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three and nine month periods ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The Bank operates primarily in the northern suburbs of Chicago, Illinois. During the third quarter of 2023, we established two additional loan production offices in Aurora and Plainfield, Illinois to expand our loan originations within the Chicagoland area. The lending teams operating in the Aurora and Plainfield, Illinois loan production offices originate as Oak Leaf Community Mortgage, a division of North Shore Trust and Savings, which will complement the existing loan production office in Chicago. The Bank offers a variety of financial services to customers in our surrounding community. Financial services consist primarily of 1-4 family mortgage loans, savings accounts, and certificate of deposit accounts. There are no significant concentrations of loans to any one industry or customer. The Bank’s exposure to credit risk is significantly affected by changes in the economy in the Bank’s market area.

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

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may vary from those estimates. Material estimates that could significantly change in the near-term include the adequacy of the allowance for credit losses, determination of the valuation allowance on deferred tax assets and the valuation of investment securities and the related tax effect. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2023. Certain amounts in prior year financial statements have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

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

Note 2: Securities

The amortized cost and estimated fair value of debt securities at September 30, 2023 and December 31, 2022, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties, therefore, these securities have been included in the below table based on average remaining life.

				Mortgage-backed	Collateralized
	U.S. Treasury Notes	U.S. government	Municipal	residential	mortgage	Total available-for-
September 30, 2023		agency obligations	obligations	obligations	obligations	sale
	(Dollars in thousands)
1 year or less	$3,941	$—	$1,285	$—	$—	$5,226
1 to 5 years	1,925	14,748	4,177	10,883	22,513	54,246
5 to 10 years	—	5,100	3,180	19,281	8,846	36,407
After 10 years	—	—	9,496	795	3,356	13,647
Fair value	5,866	19,848	18,138	30,959	34,715	109,526
Gross unrealized gains	—	—	—	—	—	—
Gross unrealized losses	(112)	(2,015)	(3,834)	(6,530)	(5,740)	(18,231)
Amortized cost	$5,978	$21,863	$21,972	$37,489	$40,455	$127,757

				Mortgage-backed	Collateralized
	U.S. Treasury Notes	U.S. government	Municipal	residential	mortgage	Total available-for-
December 31, 2022		agency obligations	obligations	obligations	obligations	sale
	(Dollars in thousands)
1 year or less	$2,433	$1,007	$528	$—	$—	$3,968
1 to 5 years	4,855	11,511	5,394	20,033	22,809	64,602
5 to 10 years	—	8,872	2,655	15,046	11,848	38,421
After 10 years	—	—	11,060	659	2,495	14,214
Fair value	7,288	21,390	19,637	35,738	37,152	121,205
Gross unrealized gains	—	—	6	—	—	6
Gross unrealized losses	(155)	(1,870)	(2,972)	(5,464)	(5,105)	(15,566)
Amortized cost	$7,443	$23,260	$22,603	$41,202	$42,257	$136,765

As of September 30, 2023, and December 31, 2022, no securities were pledged to secure public deposits or for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less than 12 Months		12 Months or Longer		Total
	(Dollars in thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2023
U.S. Treasury Notes	$—	$—	$5,866	$112	$5,866	$112
U.S. government agency obligations	3,657	67	16,191	1,948	19,848	2,015
Municipal obligations	3,104	155	15,034	3,679	18,138	3,834
Mortgage-backed residential obligations	—	—	30,959	6,530	30,959	6,530
Collateralized mortgage obligations	593	26	34,122	5,714	34,715	5,740
Total	$7,354	$248	$102,172	$17,983	$109,526	$18,231
December 31, 2022
U.S. Treasury Notes	$7,288	$155	$—	$—	$7,288	$155
U.S. government agency obligations	17,274	1,296	4,116	574	21,390	1,870
Municipal obligations	16,823	2,349	2,037	623	18,860	2,972
Mortgage-backed residential obligations	14,365	1,618	21,373	3,846	35,738	5,464
Collateralized mortgage obligations	21,449	2,014	15,703	3,091	37,152	5,105
Total	$77,199	$7,432	$43,229	$8,134	$120,428	$15,566

At September 30, 2023 and December 31, 2022, certain investment securities were in unrealized loss positions. There were no securities with identified credit losses at September 30, 2023 and December 31, 2022, respectively. Unrealized losses have not been recognized into income because, based on management's evaluation, the decline in fair value is largely due to increased market rates, temporary market conditions and trading spreads, and, as such, are considered to be temporary by the Bank. In addition, management has the intent and ability to hold the securities until they mature or they recover their carrying values.

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

The Bank holds two classifications of municipal bonds, general obligation bonds and revenue bonds. General obligation bonds are backed by the general revenue of the issuing municipality, while revenue bonds are supported by a specific revenue source. All general obligation and revenue bonds have a bond rating of investment grade by Standard and Poor's or Moody's Investor Services or are not rated. There have been no declines in investment grades on bonds in a loss position and as of September 30, 2023, all municipal bonds are paying as agreed.

There were no sales of securities available-for-sale during the three and nine months ended September 30, 2023 and 2022.

Note 3: Loans and allowance for credit losses

A summary of loans by major category as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
First mortgage loans
1-4 family residential	$97,934	$95,584
Multi-family	3,142	3,237
Commercial	3,738	3,921
Construction	1,762	—
Total first mortgage loans	106,576	102,742
Consumer loans	265	249
Total loans	106,841	102,991
Net deferred loan costs	1,030	992
Allowance for credit losses on loans	(1,061)	(624)
Total loans, net	$106,810	$103,359

First mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of these loans totaled $12.8 million and $13.7 million at September 30, 2023 and December 31, 2022, respectively. Custodial escrow balances maintained in connection with the loans serviced were $150,000 and $231,000 at September 30, 2023 and December 31, 2022, respectively.

In the normal course of business, loans are made by the Bank to directors and officers of the Company and the Bank (related parties). The terms of these loans, including interest rate and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectability. At  September 30, 2023 and December 31, 2022, such borrowers were indebted to the Bank in the aggregate amount of $522,000 and $597,000, respectively.

The following tables present the activity in the allowance for credit losses and allowance for loan losses for the three and nine months ended September 30, 2023 and 2022:

	September 30, 2023
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$928	$41	$39	$—	$2	$1,010
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
Provision for (release of) credit losses	56	(2)	(3)	—	—	51
Ending balance	$984	$39	$36	$—	$2	$1,061

	September 30, 2023
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Nine months ended
Beginning balance	$581	$19	$19	$—	$5	$624
Cumulative effect of change in accounting principle	335	23	29	—	(3)	384
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
Provision for (release of) credit losses	68	(3)	(12)	—	—	53
Ending balance	$984	$39	$36	$—	$2	$1,061

	September 30, 2022
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$713	$26	$26	$—	$4	$769
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
(Release of) provision for loan losses	(79)	(2)	(4)	—	1	(84)
Ending balance	$634	$24	$22	$—	$5	$685

	September 30, 2022
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Nine months ended
Beginning balance	$675	$69	$25	$—	$10	$779
Charge-offs	—	—	—	—	—	—
Recoveries	6	—	—	—	—	6
Net recoveries (charge-offs)	6	—	—	—	—	6
(Release of) loan losses	(47)	(45)	(3)	—	(5)	(100)
Ending balance	$634	$24	$22	$—	$5	$685

The ACL on loans excludes $4,000 of allowance for off-balance sheet exposures as of September 30, 2023 recorded within Other Liabilities.

As of September 30, 2023, collateral dependent loans totaled $139,000 in the 1-4 family residential loan segment. These loans are collateralized by residential real estate and have no ACL as of September 30, 2023. There were no other collateral dependent loans as of September 30, 2023.

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

The following tables present the credit risk profile of the Company's loan portfolio based on risk rating category and year of origination as of September 30, 2023 and the risk rating category and class of loan as of December 31, 2022.

	As of September 30, 2023
	Term loans amortized cost basis by origination year
	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$8,623	$19,539	$19,824	$48,518	$1,291	$—	$97,795
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	139	—	—	139
Total 1-4 family residential	8,623	19,539	19,824	48,657	1,291	—	97,934
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Multi-family
Pass	—	—	241	2,901	—	—	3,142
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total multi-family	—	—	241	2,901	—	—	3,142
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Commercial
Pass	46	—	101	3,441	150	—	3,738
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total commercial	46	—	101	3,441	150	—	3,738
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Construction
Pass	1,762	—	—	—	—	—	1,762
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total construction	1,762	—	—	—	—	—	1,762
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Consumer
Pass	129	102	31	3	—	—	265
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total consumer	129	102	31	3	—	—	265
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Total	$10,560	$19,641	$20,197	$55,002	$1,441	$—	$106,841

	Pass	Special Mention	Substandard	Doubtful	Total loans
	(Dollars in thousands)
December 31, 2022
1-4 family residential	$95,353	$43	$188	$—	$95,584
Multi-family	3,237	—	—	—	3,237
Commercial	3,921	—	—	—	3,921
Consumer	249	—	—	—	249
Total	$102,760	$43	$188	$—	$102,991

The aging of the Bank’s loan portfolio as of September 30, 2023 and December 31, 2022, is as follows:

	31-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loan Balance
	(Dollars in thousands)
September 30, 2023
1-4 family residential	$—	$—	$139	$139	$97,795	$97,934
Multi-family	—	—	—	—	3,142	3,142
Commercial	—	64	—	64	3,674	3,738
Construction	—	—	—	—	1,762	1,762
Consumer	—	—	—	—	265	265
Total	$—	$64	$139	$203	$106,638	$106,841

December 31, 2022
1-4 family residential	$28	$—	$154	$182	$95,402	$95,584
Multi-family	—	—	—	—	3,237	3,237
Commercial	—	—	—	—	3,921	3,921
Consumer	—	—	—	—	249	249
Total	$28	$—	$154	$182	$102,809	$102,991

The following table presents the amortized cost basis of loans on nonaccrual status recorded at September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual
(Dollars in thousands)
First mortgage loans
1-4 family residential	$139	$139	$154
Multi-family	—	—	—
Commercial	—	—	—
Construction	—	—	—
Consumer loans	—	—	—
Total loans	$139	$139	$154

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans.

As of January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures, see Note 1. There were no modifications on loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023. There were no new troubled debt restructurings during the three and nine months ended September 30, 2022.

Note 4: Other Real Estate Owned

There was no other real estate owned ("OREO") at September 30, 2023 and December 31, 2022. Additionally, there was no movement in OREO during the three and nine months ended September 30, 2023 and 2022.

There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of September 30, 2023 and  December 31, 2022.

Note 5: Deposits

As of September 30, 2023, for years ended September 30, the scheduled maturities of time deposits are as follows:

For the 12 months ended
September 30,	Amount
(Dollars in thousands)
2024	$39,535
2025	11,251
2026	4,003
2027	1,764
2028 and beyond	4,008
Total	$60,561

In the normal course of business, deposit accounts are held by directors and executive officers of the Company and the Bank (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At September 30, 2023 and December 31, 2022, total deposits held by directors and officers of the Company and the Bank were $770,000 and $724,000, respectively.

Note 6: Other Borrowings

During the nine months ended September 30, 2023, the Company borrowed $5.0 million from the FHLB Chicago at a rate of 4.78% for 24 months, payable on June 20, 2025. The advance is collateralized by loans pledged to the FHLB and is payable at maturity, with a prepayment penalty if repayment is made prior to the maturity date. There were no borrowings made during the three months ended September 30, 2023.

The following table shows the outstanding advances, additional borrowing capacity and total borrowing capacity from the FHLB Chicago at the dates presented.

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Outstanding advances	$5,000	$—
Additional borrowing capacity	64,336	68,586
Total borrowing capacity	$69,336	$68,586

The eligible borrowings are collateralized by $89.8 million and $86.6 million of first mortgage loans under a blanket lien arrangement at September 30, 2023 and December 31, 2022, respectively.

Additionally, at September 30, 2023 and December 31, 2022, we had a $10.0 million federal funds line of credit with BMO Harris Bank, none of which was drawn at September 30, 2023 and December 31, 2022.

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at September 30, 2023 or December 31, 2022.

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

The following table presents the Bank’s assets that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2023
Securities Available-for-sale
U.S. Treasury Notes	$5,866	$5,866	$—	$—
U.S. government agency obligations	19,848	—	19,848	—
Municipal obligations	18,138	—	18,138	—
Mortgage-backed residential obligations	30,959	—	30,959	—
Collateralized mortgage obligations	34,715	—	34,715	—
Total	$109,526	$5,866	$103,660	$—

December 31, 2022
Securities Available-for-sale
U.S. Treasury Notes	$7,288	$7,288	$—	$—
U.S. government agency obligations	21,390	—	21,390	$—
Municipal obligations	19,637	—	19,637	—
Mortgage-backed residential obligations	35,738	—	35,738	—
Collateralized mortgage obligations	37,152	—	37,152	—
Total	$121,205	$7,288	$113,917	$—

The Bank may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There were no assets measured at fair value on a nonrecurring basis as of September 30, 2023. Assets measured at fair value on a nonrecurring basis and the valuation techniques used to measure nonrecurring Level 3 fair value measurements as of  December 31, 2022, were as follows:

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2022
Impaired loans	$375	$—	$—	$375

There were no gains or losses recognized on assets measured on a nonrecurring basis during the three and nine months ended September 30, 2023 and 2022. The numerical range of unobservable inputs for the valuation assumptions used in calculating the amounts disclosed above is not meaningful to this presentation.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
September 30, 2023
Financial assets:
Loans, net	$106,810	$—	$—	$95,091	$95,091
Loans held for sale	177	—	182	—	182
Financial liabilities:
Interest-bearing deposits	$153,069	$—	$152,723	$—	$152,723
Other Borrowings	$5,000	$—	$4,982	$—	$4,982

December 31, 2022
Financial assets:
Loans, net	$103,359	$—	$—	$94,779	$94,779
Financial liabilities:
Interest-bearing deposits	$165,737	$—	$165,535	$—	$165,535

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

As of September 30, 2023 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category. On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9% subject to a limited two quarter grace period, during which the leverage ratio cannot drop 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. The Bank elected to begin using CBLR for the first quarter of 2020. Management believes, as of September 30, 2023, that the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios as of September 30, 2023 and December 31, 2022, are presented below:

			Minimum Required to be
	Actual		Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio
As of September 30, 2023	(Dollars in thousands)
Tier 1 capital (to Average Assets)	$65,941	25.81%	$22,998	>9%
As of December 31,2022
Tier 1 capital (to Average Assets)	$65,634	24.81%	$23,809	>9%

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

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At September 30, 2023 and December 31, 2022, unused lines of credit and outstanding commitments to originate loans were as follows:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Unused line of credit	$4,196	$2,872
Commitments to originate loans	2,823	793
Total commitments	$7,019	$3,665

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

Excluded from the earnings per share calculation are anti-dilutive equity awards for the three and nine months ended September 30, 2023, totaling 652,700. There were no securities or other contracts that had a dilutive effect for the three and nine months ended September 30, 2022. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for EPS calculations.

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(Income in thousands)		(Income in thousands)
Net (loss) income applicable to common shares	$(232)	$118	$(188)	$(12)

Average number of common shares outstanding	5,490,825	5,397,959	5,422,851	5,042,050
Less: Average unallocated ESOP shares	397,238	426,029	402,589	397,529
Average number of common shares outstanding used to calculate basic earnings per common share	5,093,587	4,971,930	5,020,262	4,644,521
Earnings (loss) income per common share basic and diluted	$(0.05)	$0.02	$(0.04)	$(0.00)

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

There were no contributions to the ESOP during the first nine months of 2023, as the annual loan payment will be made during the fourth quarter. Expense recorded was $50,000 and $48,000 for the three months ended September 30, 2023 and 2022, respectively, and $152,000 and $151,000 for the nine months ended September 30, 2023 and 2022, respectively, and is recognized over the service period.

Shares held by the ESOP were as follows:

	As of September 30,
	2023	2022
	(Dollars in thousands)
Shares allocated	22,009	—
Shares committed for allocation	16,212	12,960
Unallocated	393,615	418,876
Total ESOP shares	431,836	431,836

Fair value of unearned shares as of September 30, 2023 and 2022, respectively	$3,562	$4,532

Fair value of unearned shares is based on a stock price of $9.05 and $10.82 as of September 30, 2023 and 2022, respectively.

Equity Incentive Plan

At the Company's annual meeting of stockholders held on May 24, 2023, stockholders approved the NSTS Bancorp, Inc. 2023 Equity Incentive Plan (“2023 Equity Plan”), which provides for the granting of up to 755,714 shares (215,918 shares of restricted stock and 539,796 stock options) of the Company’s common stock pursuant to equity awards made under the 2023 Equity Plan.

Stock options granted under the 2023 Equity Plan generally vest in equal annual installments over a service period of five years beginning one year from the date of grant. The vesting of the options accelerates upon death, disability or an involuntary termination at or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. In June 2023, the Company granted 465,500 stock options under the 2023 Equity Plan. As of September 30, 2023, the Company has 74,296 stock options available for future grants under the 2023 Equity Plan.

The fair value of stock options granted is estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of 3.82%, volatility of 29.0% and a dividend yield of 0.0%. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the common stock of the Company and other similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares. There were no stock options granted during the three months ended September 30, 2023. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2023 was $3.56.

The following table presents the stock based compensation expense for the periods presented.

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Stock option expense	$82	$—	$96	$—
Restricted stock expense	88	—	102	—
Total stock based compensation expense	$170	$—	$198	$—

The following is a summary of the Company's stock option activity and related information for the periods presented. There was no stock option activity for the three and nine months ended September 30, 2022.

Stock Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at June 30, 2023	465,500	$9.36	10.0
Granted	—	—	—
Forfeited	—	—	—
Outstanding at September 30, 2023	465,500	$9.36	10.0
Exercisable - End of Period	—

Stock Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2022	—	$—	—
Granted	465,500	9.36	10.0
Forfeited	—	—	—
Outstanding at September 30, 2023	465,500	$9.36	10.0
Exercisable - End of Period	—

Expected future expense relating to the non-vested options outstanding as of September 30, 2023 is $1.6 million over a weighted average period of 4.7 years.

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

On June 15, 2023, the Company granted to employees, under the 2023 Equity Plan, 187,200 shares of restricted stock with a total grant-date fair value of $1.8 million. These restricted stock awards vest in equal installments over a five-year period beginning one year from the date of grant. There were no shares of restricted stock granted during the three months ended September 30, 2023. As of September 30, 2023, the Company has 28,718 shares of restricted stock available for future grants under the 2023 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of September 30, 2023 and changes thereto during the periods presented.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Outstanding at June 30, 2023	187,200	$9.36
Granted	—	—
Forfeited	—	—
Outstanding at September 30, 2023	187,200	$9.36

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2022	—	$—
Granted	187,200	9.36
Forfeited	—	—
Outstanding at September 30, 2023	187,200	$9.36

Expected future expense related to the non-vested restricted shares outstanding as of period end is $1.6 million over a weighted average period of 4.7 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of our financial performance through a discussion of our financial condition as of September 30, 2023 and as compared to our financial condition as of December 31, 2022, and our results of operations for the three and nine months ended September 30, 2023 and 2022. This section should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

North Shore Trust and Savings

North Shore Trust and Savings, a federally-chartered stock savings institution, was established in 1921 as North Shore Building and Loan, an Illinois-chartered institution. The Bank is a wholly owned subsidiary of NSTS Bancorp, Inc., and operates as a traditional savings institution focused primarily on serving the banking needs of customers in our market area of Lake County, Illinois and adjacent communities. We operate from our headquarters and main banking office in Waukegan, Illinois, as well as two additional full-service branch offices located in Waukegan and Lindenhurst, Illinois, respectively. During the third quarter of 2023, we added additional loan production offices in Aurora and Plainfield, Illinois to complement the existing loan production office in Chicago, Illinois. Our primary business activity is attracting deposits from the general public and using those funds to originate one- to four-family residential mortgage loans and purchase investments. We are subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”).

Our Business and Franchise

For over 100 years, we have served Lake County, Illinois and the surrounding communities. We have established deep ties to the community and developed customer relationships which have spanned generations. We pride ourselves in matching our products and services to the needs of the community.

Our principal business consists of originating loans for one- to four-family residential properties, multi-family and non-owner occupied commercial real estate loans, and to a lesser extent home equity loans and lines of credit, construction loans, and other consumer loans in the market areas surrounding our branch footprint. We also established a loan production office in the Roscoe Village neighborhood of Chicago, Illinois in 2016 to originate loans outside of our branch network in a more densely populated metropolitan area, which we believe benefits us geographically. To complement the existing offices, during the third quarter of 2023, we established two additional loan production offices in Aurora and Plainfield, Illinois to expand our loan originations within the Chicagoland area. The lending teams operating in the Aurora and Plainfield, Illinois loan production offices originate as Oak Leaf Community Mortgage, a division of North Shore Trust and Savings. We attract retail deposits from the general public in the areas surrounding our main office and branches, offering a wide variety of deposit products. We also invest in investment securities. Our revenues are derived primarily from interest on loans, noninterest income from the sale of one- to four-family residential mortgage loans in the secondary market and interest on investments. Our primary sources of funds are deposits, and principal and interest payments on loans and securities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated unaudited interim financial statements for the three and nine months ended September 30, 2023 and 2022, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates.

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

	For the Three Months Ended September 30,
	2023			2022
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$106,202	$1,079	4.06%	$96,751	$877	3.63%
Federal funds sold and interest-bearing deposits in other banks	11,323	99	3.50%	24,480	111	1.81%
Time deposits with other financial institutions	1,842	21	4.56%	4,243	14	1.32%
Securities available for sale	114,417	733	2.56%	127,644	682	2.14%
FHLB stock	550	7	5.09%	550	4	2.91%
Total interest-earning assets	234,334	$1,939	3.31%	253,668	$1,688	2.66%
Noninterest-earning assets	21,373			20,618
Total assets	$255,707			$274,286
Interest-bearing liabilities:
Interest-bearing demand	$15,661	$3	0.08%	$17,547	$2	0.05%
Money market	35,549	57	0.64%	46,497	24	0.21%
Savings	44,788	17	0.15%	48,489	18	0.15%
Time deposits	57,467	285	1.98%	60,699	148	0.98%
Total interest-bearing deposits	$153,465	$362	0.94%	$173,232	$192	0.44%
Other borrowings(1)	5,000	61	4.88%	—	—	—%
Total interest-bearing liabilities	158,465	$423	1.07%	173,232	$192	0.44%
Noninterest-bearing liabilities	17,438			17,554
Total liabilities	$175,903			$190,786
Equity	79,804			83,500
Total liabilities and equity	$255,707			$274,286
Net interest income		$1,516			$1,496
Interest rate spread(2)			2.24%			2.22%
Net interest-earning assets(3)	$75,869			$80,436
Net interest margin(4)			2.59%			2.36%
Average interest-earning assets to average-interest bearing liabilities	147.88%			146.43%

	For the Nine Months Ended September 30,
	2023			2022
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$105,084	$3,119	3.96%	$96,726	$2,603	3.59%
Federal funds sold and interest-bearing deposits in other banks	8,827	210	3.17%	47,288	213	0.60%
Time deposits with other financial institutions	3,089	75	3.24%	3,810	25	0.87%
Securities available for sale	118,339	2,225	2.51%	116,683	1,638	1.87%
FHLB stock	550	16	3.88%	550	11	2.67%
Total interest-earning assets	235,889	$5,645	3.19%	265,057	$4,490	2.26%
Noninterest-earning assets	21,227			20,491
Total assets	$257,116			$285,548
Interest-bearing liabilities:
Interest-bearing demand	$17,157	$7	0.05%	$17,492	$7	0.05%
Money market	38,237	173	0.60%	45,751	69	0.20%
Savings	46,777	53	0.15%	48,595	55	0.15%
Time deposits	54,182	612	1.51%	63,261	443	0.93%
Total interest-bearing deposits	$156,353	$845	0.72%	$175,099	$574	0.44%
Other borrowings(1)	1,886	68	4.81%	2,601	0	—%
Total interest-bearing liabilities	158,239	$913	0.77%	177,700	$574	0.43%
Noninterest-bearing liabilities	11,488			24,993
Total liabilities	$169,727			$202,693
Equity	87,389			82,855
Total liabilities and equity	$257,116			$285,548
Net interest income		$4,732			$3,916
Interest rate spread(2)			2.42%			1.83%
Net interest-earning assets(3)	$77,650			$87,357
Net interest margin(4)			2.67%			1.97%
Average interest-earning assets to average-interest bearing liabilities	149.07%			149.16%

(1)	For the periods ended September 30, 2022, Other borrowings consists of 0% interest rate FHLB advances.
(2)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(3)	Equals total interest-earning assets less total interest-bearing liabilities.
(4)	Equals net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND Nine MONTHS ENDED September 30, 2023 and 2022

General. For the three months ended September 30, 2023, we had a net loss of $232,000, compared to net income of $118,000 for the three months ended September 30, 2022. The decrease in net income is primarily the result of an increase in the interest expense, provision for credit losses and an increase in noninterest expenses. For the nine months ended September 30, 2023, we had a net loss of $188,000, compared to a net loss of $12,000 for the nine months ended September 30, 2022. The increase in net loss is primarily the result of a decrease in noninterest income and an increase in noninterest expense. Net interest income after provision for credit losses increased, partially offsetting the increase in net losses.

Net Interest Income. Net interest income remained relatively flat, with an increase of $20,000 for the three months ended September 30, 2023 compared to the same period ended September 30, 2022. Our interest rate spread increased to 2.24% for the three months ended September 30, 2023 from 2.22% for the same period ended September 30, 2022. Our net interest margin increased to 2.59% for the three months ended September 30, 2023, compared to 2.36% for the three months ended September 30, 2022. Interest earned on earning assets increased $251,000, to $1.9 million, with an increased yield on earning assets of 3.31%, or an increase of 65 basis points. The increase is primarily due to an increase in yield on loans, which increased 44 basis points, or $202,000, during the period compared to the prior year. Additionally, the yield on investment securities increased 43 basis points, or $51,000, during the quarter ended September 30, 2023 compared to the same period ended September 30, 2022, due to an increase in market rates available at the time of purchase. Average interest-earning assets of $234.3 million in 2023 decreased $19.4 million compared to 2022. The decrease in average earning assets was driven by an increase in the unrealized loss on the securities available-for-sale portfolio.  The average outstanding balance of loans, net increased to $106.2 million, an increase of $9.4 million for the three months ended September 30, 2023.

Net interest income increased $816,000, to $4.7 million for the nine months ended September 30, 2023 compared to $3.9 million for the nine months ended September 30, 2022. Our interest rate spread increased to 2.42% for the nine months ended September 30, 2023 from 1.83% for the same period ended September 30, 2022. Our net interest margin increased to 2.67% for the nine months ended September 30, 2023, compared to 1.97% for the nine months ended September 30, 2022. The increase in interest rate spread and net interest margin was primarily the result of the deployment of funds from the conversion into higher yielding assets, such as securities available-for-sale, offset by rising deposit costs.

Average interest-earning assets of $235.9 million for the nine months ended September 30, 2023 decreased $29.2 million compared to the same period ended September 30, 2022. The decrease in average earning assets was driven by the refunds issued on the stock oversubscription in the prior year.  The average outstanding balance of loans, net increased to $105.1 million, an increase of $8.4 million for the nine months ended September 30, 2023. Additionally, the average yield earned on those loans outstanding increased 37 basis points to 3.96% for the nine months ended September 30, 2023, which is the result of new originations made at higher market rates. During the third quarter ended September 30, 2023, the Bank expanded our mortgage lending department by hiring a mortgage lending team, operating as Oak Leaf Community Mortgage, a division of North Shore Trust and Savings. This mortgage lending team offers a variety of different products including higher yielding loans with additional upfront fees. An increase in the average yield earned on loans is expected during the fourth quarter of 2023 and into 2024. Additionally, interest earned on securities available-for-sale increased $587,000 due to a higher average balance of securities available-for-sale of $118.3 million and a higher average yield of 2.51%. The increased yield on securities available-for-sale was the result of an overall increase in market rates available at the time of purchase throughout 2022. Management was able to invest the cash received as part of the conversion into these higher yielding assets, resulting in an overall increase in interest income of $1.2 million.

The cost of interest-bearing deposits increased 50 basis points, to 0.94%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The cost of interest-bearing deposits increased 28 basis points for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The net increase in our funding costs for 2023 was primarily due to an increase in rates offered on money market accounts, which were increased in the fourth quarter of 2022 and the first quarter of 2023 to remain competitive with the local market. Additionally, the Bank offered CD specials during the second and third quarters of 2023 to attract and retain customers.

During 2023, the Bank borrowed $5.0 million from FHLB Chicago at a rate of 4.78%, resulting in an interest expense of $61,000 and $68,000 during the three and nine months ended September 30, 2023, respectively.

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

For the three months ended September 30, 2023, a provision for credit losses was recorded based on the current allowance for credit loss ("ACL") assessment. The increase in ACL was not considered part of the ASU 2016-13 adoption, as these changes in the assessment of the ACL occurred after the January 1, 2023 adoption. We recorded a provision for credit losses of $50,000 during the third quarter of 2023, comprised of $51,000 in provision of credit losses to loans and a $1,000 reversal of credit losses related to unfunded commitments. During the nine months ended September 30, 2023, we recorded a provision for credit losses of $52,000, comprised of $53,000 in provision for credit losses to loans and a $1,000 reversal of credit losses related to unfunded commitments. We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loan and available-for-sale securities portfolios.

Noninterest Income. The following table shows the components of noninterest income for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
Noninterest income:	2023	2022	2023	2022
	(Dollars in thousands)
Gain on sale of mortgage loans	$—	$30	$9	$99
Rental income on office building	16	16	48	37
Service charges on deposits	70	75	203	222
Increase in cash surrender value of BOLI	49	45	141	132
Other	15	19	43	572
Total noninterest income	$150	$185	$444	$1,062

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022, noninterest income decreased $35,000 as a result of decrease in the gain on sale of mortgage loans. There were no mortgage loans sold during the quarter. For the nine months ended September 30, 2023 compared to the same period ended September 30, 2022, noninterest income decreased $618,000 as a result of decrease in the gain on sale of mortgage loans and decrease in other noninterest income. The decrease in gain on sale of mortgages was due to a reduction in the number of loans sold primarily due to an overall decrease in total loans originated during the period. Other non-interest income in 2022 included the Employee Retention Credit of $502,000.

Noninterest Expense. The following table shows the components of noninterest expense for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
Noninterest expense:	2023	2022	2023	2022
	(Dollars in thousands)
Salaries and employee benefits	$1,162	$938	$3,095	$2,842
Equipment and occupancy	166	154	499	496
Data processing	159	159	481	461
Professional services	150	141	394	411
Advertising	14	29	65	67
Supervisory fees and assessments	49	33	123	111
Loan expenses	25	16	69	65
Deposit expenses	56	61	163	149
Director fees	56	59	168	172
Other	116	88	353	383
Total noninterest expense	$1,953	$1,678	$5,410	$5,157

Noninterest expense increased $275,000 for the three months ended September 30, 2023 compared to the same period ended September 30, 2022. The increase in noninterest expense is primarily related to an increase in salaries and employee benefits, which increased $224,000 during the quarter ended September 30, 2023 compared to the same period ended September 30, 2022, due to the implementation of the 2023 Equity Incentive Plan, which had total expenses of $170,000 for the quarter ended September 30, 2023.

Noninterest expense increased $253,000 for the nine months ended September 30, 2023 compared to the same period ended September 30, 2022. The increase is primarily driven by an increase in salaries and employee benefits, deposit expenses and data processing expenses. Salaries and employee benefits increased 8.9% primarily as a result of the introduction of the 2023 Equity Incentive Plan on June 15, 2023, as well as merit increases to employees and health insurance premiums.

During the third quarter ended September 30, 2023, as part of the strategic growth initiatives, the Bank hired a mortgage lending team of 10 individuals, operating as Oak Leaf Community Mortgage, a division of North Shore Trust and Savings. These additional employees joined the Bank between September 11, 2023 and October 2, 2023. Additional expenses related to salaries and benefits for these employees is anticipated in the fourth quarter and into 2024. Deposit expenses increased due to necessary repairs on ATMs during the first quarter of 2023. Data processing expenses increased due to the addition of new employees during the year.

Provision for Income Tax Expense (Benefit). During the three months ended September 30, 2023, the Bank recorded income tax benefit of $105,000. During the nine months ended September 30, 2023, the Bank recorded income tax benefit of $98,000, consisting of $198,000 current tax benefit and $100,000 change in valuation allowance. Management estimates a taxable net loss for the year ended December 31, 2023 due to non-taxable income, such as income on tax exempt municipal securities and BOLI.

Federal net operating losses as of September 30, 2023 are estimated to be $4.0 million, of which $1.3 million is subject to expire in five years, the remainder does not expire. During the quarter ended September 30, 2023, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing net operating losses. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the three-year period ended September 30, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of September 30, 2023, a valuation allowance of $505,000, against the $843,000 asset value of the $4.0 million federal net operating losses has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted, and an additional valuation allowance recorded, if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is present and additional weight cannot be given to subjective evidence such as our projections for growth.

COMPARISON OF FINANCIAL CONDITION AT September 30, 2023 and December 31, 2022

	At September 30,	At December 31,
	2023	2022
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$10,689	$13,147
Time deposits with other financial institutions	1,742	4,477
Securities available for sale	109,526	121,205
FHLB stock	550	550
Loans, net	106,810	103,359
Total assets	251,786	264,206
Total deposits	165,330	178,714
Other borrowings	5,000	—
Total equity	$77,161	$80,542

Total Assets. Total assets decreased $12.4 million to $251.8 million as of September 30, 2023 compared to $264.2 million at December 31, 2022. The decrease was primarily due to a reduction in securities available for sale, time deposits with other financial institutions and cash and cash equivalents driven by a reduction in deposits.

Cash and cash equivalents. Cash and cash equivalents decreased $2.5 million to $10.7 million as of September 30, 2023 from $13.1 million at December 31, 2022. The reduction in cash was the result of a reduction in deposit balances during the nine months ended September 30, 2023. The reduction in cash due to deposit outflows was partially offset due to the Bank borrowing $5.0 million from the FHLB Chicago during the second quarter of 2023, as well as principal and interest payments received on the securities available for sale portfolio. Management continues to actively monitor our liquidity position on a daily basis and maintain levels of liquid assets deemed adequate.

Time deposits with other financial institutions. Time deposits with other financial institutions decreased $2.8 million to $1.7 million as of September 30, 2023, compared to $4.5 million at December 31, 2022. The decrease is due to maturities within the portfolio. Management has redeployed the maturing time deposits to higher yielding loan originations.

Securities Available for Sale. Securities available-for-sale decreased to $109.5 million as of September 30, 2023, compared to $121.2 million at December 31, 2022. There were no purchases or sales of securities available-for-sale during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the Bank received principal and interest payments of $6.5 million, had calls and maturities of $2.1 million, had net premium amortization and discount accretion of $412,000 and had an increase in the unrealized loss on the portfolio of $2.7 million.

As of September 30, 2023, the securities available for sale portfolio included an unrealized loss position of $18.2 million, or 14.3% of the total book value of the portfolio. Management monitors the portfolio for credit losses and believes that the decline in value does not presently represent realized losses and is due to market volatility and increased market interest rates. While the Bank does not currently intend to sell securities in a loss position, management may consider the opportunity to reposition the investment securities portfolio in the future.

Loans, net. Our loans, net, increased by $3.5 million to $106.8 million at September 30, 2023 compared to $103.3 million at December 31, 2022. The Bank originated $12.6 million in loans to be held in the portfolio during the nine months ended September 30, 2023. Additionally, during the nine months ended September 30, 2023, loan principal payments and paydowns totaled $8.7 million.

During the three months ended September 30, 2023, the Bank expanded the residential mortgage lending department with the hire of the Oak Leaf Community Mortgage team. The team consists of two senior mortgage loan originators and an additional support staff of eight. Oak Leaf Community Mortgage focuses on 1-4 family residential lending within the expanded Chicagoland area.

As of January 1, 2023, the Bank adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Company recorded a reduction to retained earnings of approximately $278,000 upon adoption of ASU 2016-13. The transition adjustment included an increase to the allowance for credit losses on loans of $384,000 and an increase to the allowance for credit losses on off-balance sheet credit exposure of $5,000. The transition adjustment included a corresponding increase in deferred tax assets. As of September 30, 2023, the allowance for credit losses (“ACL”) which includes the allowance for credit losses on loans, and the allowance for credit losses on off-balance sheet exposures, totaled $1.1 million, an increase of $53,000 from the date of adoption. As of September 30, 2023, there were two loans rated substandard or watch which were individually assessed, totaling $139,000, of which none had specific reserves. Additionally, the Bank individually assessed the residential construction loan, noting no specific reserve was required as of September 30, 2023.

Deposits. Total deposits decreased $13.4 million to $165.3 million at September 30, 2023 compared to $178.7 million at December 31, 2022, representing a decrease of 7.5%. During the nine months ended September 30, 2023, the deposits decreased as a result of various large customers moving money to higher yielding accounts outside the Bank. The decrease in deposits was primarily out of the money market and savings accounts. During the third quarter ended September 30, 2023, time deposits increased $6.4 million to $60.6 million as of September 30, 2023 compared to $54.2 million as of June 30, 2023, as a result of special CD offers. Approximately $4.7 million of the increase represents money coming into the bank, as opposed to money transferring between accounts within the bank. Management continues to actively monitor the deposit balances and interest rates offered to maintain an adequate level of liquidity.

Other borrowings. During the nine months ended September 30, 2023, the Bank borrowed $5.0 million from the FHLB Chicago with a term of 24 months at 4.78%.

Total Equity. Total equity decreased $3.4 million to $77.2 million at September 30, 2023 primarily due to an increase in the unrealized loss position on the securities available-for-sale portfolio and the repurchase of outstanding shares. The increase in the unrealized loss position of $1.9 million is due to changes in market interest rates. Additionally, during the nine months ended September 30, 2023, the Bank began repurchasing outstanding shares as part of the Board approved share repurchase program. As of September 30, 2023, the Bank has repurchased 152,681 shares, for a total value of $1.4 million.

Asset Quality

The following table sets forth certain information with respect to our nonperforming assets. The decrease in non-accrual loans from December 31, 2022 to September 30, 2023 was the result of payments made on the non-accrual loans.

	At September 30,	At December 31,
	2023	2022
	(Dollars in thousands)
Nonaccrual loans	$139	$154
Loans 90+ days past due and accruing	64	—
Total non-performing loans	203	154
Other real estate owned, net	—	—
Total non-performing assets	$203	$154

Asset Quality Ratios: (1)
Non-accrual loans as a percent of total loans outstanding	0.13%	0.15%
Non-performing assets as a percent of total assets	0.08%	0.06%
Allowance for credit losses on loans as a percent of total loans outstanding	0.99%	0.61%
Allowance for credit losses on loans as a percent of non-performing loans(2)	522.66%	405.19%
Net charge-offs (recoveries) to average loans receivable	—%	(0.08)%

(1)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
(2)	Non-performing loans consist of non-accrual loans and loans that are 90 or more days past due and still accruing.

The allowance for credit losses on loans as a percentage of total loans as of September 30, 2023 was 0.99%. The allowance for loan losses as a percentage of total loans at December 31, 2022 was 0.61%. The increase is due to the adoption of ASU 2016-13, Financial Instruments— Credit Losses (Topic 326).

Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Chicago and a $10.0 million unsecured Fed Funds line of credit with BMO Harris Bank. At September 30, 2023, we had one outstanding advance from the FHLB of Chicago totaling $5.0 million and had the capacity to borrow approximately $64.3 million additional from the FHLB of Chicago. Additionally, we had no outstanding balance under our $10.0 million federal funds line of credit with BMO Harris Bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $363,000 and $3.4 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $7.4 million and $(44.4) million for the nine months ended September 30, 2023 and 2022, respectively, with the decrease in cash used during 2023 driven by the absence of  purchases of securities held in the available for sale portfolio. Net cash used in financing activities, consisting primarily of the activity in deposit accounts, receipt of FHLB advance in 2023 and proceeds from the issuance of common stock in 2022, was $10.2 million and $62.5 million for the nine months ended September 30, 2023 and 2022, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from September 30, 2023, totaled $39.5 million. Based on our deposit retention experience and current pricing strategy, and notwithstanding recent deposit outflows during the first nine months of 2023, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

As of September 30, 2023, the Bank was well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2020, the Bank elected to begin using the CBLR. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9%, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. North Shore Trust and Savings’ Tier 1 capital to Average Assets was 25.81% and 24.81% at September 30, 2023 and December 31, 2022, respectively.

Off-Balance Sheet Arrangements. At September 30, 2023, we had $2.8 million of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $4.2 million at September 30, 2023.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2023.

	Total Amounts Committed at	Amount of Commitment Expiration – Per Period
	September 30, 2023	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Unused line of credit	$4,196	$509	$937	$332	$2,418
Commitments to originate loans	2,823	2,823	—	—	—
Total commitments	$7,019	$3,332	$937	$332	$2,418

Contractual Cash Obligations. The following table summarizes our contractual cash obligations at September 30, 2023.

	Total at	Payments Due By Period
	September 30, 2023	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Time deposits	$60,561	$39,535	$15,254	$5,772	$—
FHLB advances	5,000	—	5,000	—	—
Total contractual obligations	$65,561	$39,535	$20,254	$5,772	$—

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of our common stock during the quarter ended September 30, 2023, and the stock repurchase plans approved by our Board of Directors.

	(a)	(b)	(c)	(d)
Period	Total number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet to be Purchased Under the Plans or Programs (1)

July 1 - July 31, 2023	13,589	$9.19	13,589	182,014
August 1 - August 31, 2023	13,865	9.01	13,865	168,149
September 1 - September 30, 2023	50,932	8.97	50,932	117,217
Total	78,386	$9.01	78,386	117,217

(1) On March 29, 2023, the Company adopted a program to repurchase up to 269,898 shares, or 5%, of its then outstanding common stock. The original program expired on September 29, 2023 and was extended with a new expiration date of September 30, 2024, unless terminated earlier; 117,217 shares remain available to be repurchased under the program as of September 30, 2023.

As of October 30, 2023, the Company has repurchased all of the shares remaining available to be repurchased pursuant to the terms of the existing stock repurchase program.

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

NSTS BANCORP, INC.

Dated: November 13, 2023	By:	/s/ Stephen G. Lear
Stephen G. Lear
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2023	By:	/s/ Carissa H. Schoolcraft
Carissa H. Schoolcraft
Chief Financial Officer
(Principal Financial and Accounting Officer)