Form 10-K
period 2023-12-31
NSTS Bancorp, Inc.
filed 2024-03-28
CIK 1881592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Registrant's voting common stock held by non-affiliates based on the closing price of the common stock on June 30, 2023 was $46.4 million.

As of March 27, 2024, the Registrant had 5,315,261 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its Annual Meeting of Stockholders, scheduled to be held May 22, 2024, are incorporated by reference into Part III of this Form 10-K.

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

●	further data processing and other technological changes that may be more difficult or expensive than expected;

●	success or consummation of new business initiatives may be more difficult or expensive than expected;

●	interruptions involving information technology and communications systems of service providers;

●	breaches or failures of information security controls or cyber-related incidents;

●	demand for loans and deposits in our market area;

●	our ability to continue to implement our business strategies;

●	competition among depository and other financial institutions;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to manage market risk, credit risk and operational risk in the current economic conditions;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

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

NSTS Bancorp, Inc.

NSTS Bancorp, Inc. ("NSTS" or the "Company", "we" or "our") is a Delaware corporation which was incorporated in September 2021. As a savings and loan holding company, NSTS Bancorp, Inc. is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). NSTS Bancorp, Inc. was formed to serve as the stock holding company for North Shore Trust and Savings (the “Bank”) in connection with the conversion of North Shore Trust and Savings, NSTS Financial Corporation and North Shore MHC, from the mutual to the stock form of organization, which was completed on January 18, 2022. NSTS Bancorp Inc.’s executive offices are located at 700 S. Lewis Ave., Waukegan, Illinois 60085, and its telephone number is (847) 336-4430.

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

North Shore Trust and Savings is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are customer deposits, repayments of loans, maturities of investments and funds borrowed from outside sources such as the Federal Home Loan Bank of Chicago (“FHLB”). These funds are primarily used for the origination of loans, including one- to four-family residential first mortgage loans, commercial real estate mortgage loans, multi-family residential mortgage loans, one- to four- family residential construction loans and consumer loans. North Shore Trust and Savings derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. We invest in bank owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. BOLI also generally provides us noninterest income that is non-taxable. North Shore Trust and Savings’ primary expenses are interest expense on deposits and borrowings and general operating expenses.

We are an active originator of residential home mortgage loans in our market area. North Shore Trust and Savings is a traditional thrift institution with an emphasis on long-term one- to four-family residential first mortgage loans secured by residences located in our traditional market area centered in Waukegan, Illinois. We also established a loan production office in Chicago, Illinois in 2016 to originate loans outside of our branch network in a more densely populated metropolitan area, which we believe benefits us geographically. To complement the existing offices, during the third quarter of 2023, we established two additional loan production offices in Aurora and Plainfield, Illinois to expand our loan originations within the Chicagoland area. The lending teams operating in the Aurora and Plainfield, Illinois loan production offices originate as Oak Leaf Community Mortgage, powered by North Shore Trust and Savings. As of December 31, 2023, $111.1 million, or 92.0% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. Our business strategy is to enhance our products and services with a continued focus on long-term one- to four-family residential first mortgage loans, and to maintain our holdings of commercial real estate and multi-family residential real estate loans.

Our headquarters office is located at 700 S. Lewis Avenue, Waukegan, Illinois, and our telephone number is (847) 336-4430. We maintain a website at www.northshoretrust.com, and we provide our customers with on-line banking services. Information on our website should not be considered a part of this filing.

Market Area and Competition

We are headquartered in Waukegan, Illinois. In addition to our main office, we have two additional full service offices in Waukegan and Lindenhurst, Illinois, respectively, and three loan production offices in Chicago, Plainfield and Aurora, Illinois. We currently are evaluating sites for additional loan production branch offices in surrounding communities to be established over the next few years.

Our market area consists of Lake County, Cook County and Will County which are located in Illinois, and Kenosha County which is located in Wisconsin. The largest employers in Lake County are pharmaceutical and healthcare companies, including Abbott Laboratories, AbbVie, and Baxter International. The largest employers in Cook County are government entities, including the U.S. Government, Chicago Public Schools, and the City of Chicago. Will County's largest employers include Amazon and the local school district. Kenosha County’s largest employers include Amazon, Uline, and Snap-on. Overall, Lake, Cook, Will and Kenosha counties have a diversified employment base which helps to maintain a relatively stable economy.

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

Lending Activities

General. As of December 31, 2023, our net loan portfolio totaled $120.6 million or 47.0% of total assets. Our principal lending activity has been the origination of loans collateralized by one- to four-family residential real estate loans located in our market area. We also originate commercial real estate, multi-family residential mortgage loans, one- to four- family residential construction loans and consumer loans, consisting of loans secured by deposits at North Shore Trust and Savings and other collateral and unsecured personal loans.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2023		2022
	Amount	%	Amount	%
	(Dollars in thousands)
First mortgage loans:
1-4 family residential	$111,081	91.97%	$95,584	92.81%
Multi-family	3,111	2.58%	3,237	3.14%
Commercial	3,835	3.17%	3,921	3.81%
Construction	2,508	2.08%	—	—%
Total first mortgage loans	120,535		102,742
Consumer loans	248	0.20%	249	0.24%
Total loans	120,783	100.00%	102,991	100.00%
Net deferred loan costs	1,016		992
Allowance for credit losses	(1,176)		(624)
Total loans, net	$120,623		$103,359

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2023, before giving effect to net deferred loan costs and the allowance for credit losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	1-4 Family Residential	Multi-Family Residential	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Amounts due after December 31, 2023 in:
One year or less	$127	$—	$187	$—	$13	$327
After one year through two years	169	—	—	—	6	175
After two years through three years	204	—	—	131	44	379
After three years through five years	1,124	—	44	—	138	1,306
After five years through ten years	4,795	—	1,369	—	44	6,208
After ten years through 15 years	17,307	1,138	1,666	—	—	20,111
After 15 years	87,355	1,973	569	2,377	3	92,277
Total	$111,081	$3,111	$3,835	$2,508	$248	$120,783

The following table shows the dollar amount of our loans as of December 31, 2023, due after December 31, 2024, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or	Total at
	Fixed-Rate	Adjustable-Rate	December 31, 2023
	(Dollars in thousands)
1-4 family residential	$82,640	$28,314	$110,954
Multi-family	—	3,111	3,111
Commercial	86	3,562	3,648
Construction	2,508	—	2,508
Consumer	184	51	235
Total	$85,418	$35,038	$120,456

Loan Originations, Participations and Sales. Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. One- to four-family residential mortgage loan applications and consumer loan applications are taken at any of North Shore Trust and Savings’ branch offices or customers may submit an application on-line. Applications for other loans typically are taken personally by one of our loan officers, although they may be received by a branch office initially and then referred to a loan officer. All loan applications are processed and underwritten at our office locations in Lindenhurst, Plainfield and Aurora, Illinois.

Our one to four-family residential first mortgage loans are written on standardized documents used by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”). Our underwriting standards generally require that new one to four-family residential mortgage loans conform to secondary market standards but a portion of our one to four-family residential mortgage loans are considered “non-conforming” due to factors such as the borrower’s job status or income, the condition or age of the residence or other factors. For loans which are secured by real estate, property valuations are undertaken by an independent third-party appraiser approved by our board of directors.

Consistent with our interest rate risk strategy, we have sold, on a servicing released basis a portion of our fixed rate one to four-family residential mortgage loans. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans choosing the strategy that we believe is most advantageous to us from a profitability and risk management standpoint.

In addition to originating loans, during the previous year ended December 31, 2022, we purchased nine loans totaling $5.3 million, which consisted primarily of 1-4 family adjustable rate mortgages in our primary lending area. Prior to purchasing, these loans were reviewed for compliance with our underwriting criteria. All loans were purchased with servicing retained by the originating bank. We actively monitor the performance of these loans through the receipt of regular reports from the originating lender regarding the loan's performance. As of December 31, 2023, all purchased loans are paying as pursuant to their contractual terms.

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

Loan Originations and Sales

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Loan originations:
1-4 family residential	$29,077	$22,987
Commercial	928	1,700
Construction	2,510	—
Consumer	164	376
Total loan originations	$32,679	$25,063
Loan pool purchases	—	5,253
Loans sold	3,358	8,644
Loan principal repayments	11,153	15,286
Total loans sold and principal repayments	$14,511	$23,930
Change due to other items, net(1)	(524)	335
Net increase in loans, net and loans held for sale	$17,644	$6,721

(1)    Other items consist of deferred fees and the change in allowance for credit losses.

One to Four-Family Residential Mortgage Lending. One of our primary lending activities continues to be the origination of loans secured by first mortgages on one to four-family residences in our market area. As of December 31, 2023, $111.1 million, or 92.0% of our total loan portfolio, consisted of one to four-family residential mortgage loans.

Applications for one to four-family residential mortgage loans are accepted at any of our banking offices for processing, which consists primarily of obtaining all documents required to complete the underwriting, which includes making a determination whether the loan meets our underwriting standards. While our one to four-family residential first mortgage loans are written on standardized documents used by Freddie Mac and Fannie Mae, our underwriting standards do not require that new one to four-family residential mortgage loans conform to secondary market standards. A small portion of our one to four-family residential mortgage loans are considered “non-conforming”, due to factors such as the borrower’s job status or income, the condition or age of the residence or other factors and are not readily saleable into the secondary mortgage market. We currently originate fixed-rate, fully amortizing mortgage loans with maturities up to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial three or five years and then adjusts annually. As of December 31, 2023, approximately 25.5% of our one to four-family residential mortgage loans maturing after December 31, 2024 were ARM loans. Our ARM loans have a cap on any increase or decrease in the interest rate of up to 2% at any adjustment date and a 5% cap above or below the initial interest rate over the life of the loan. The interest rate on our ARM loans is based on the one-year Treasury or SOFR.

Although adjustable-rate one to four-family residential real estate loans may reduce our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. As a result, the effectiveness of adjustable-rate one to four-family residential real estate loans in compensating for changes in market interest rates may be limited during periods of rapidly rising interest rates.

We underwrite one to four-family residential mortgage loans with loan-to-value ratios which generally do not exceed 97% in the case of ARM loans and 95% in the case of fixed-rate loans, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value of the secured property. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties securing one to four-family first mortgage loans. Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property. Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in portfolio and we generally exercise our rights under these clauses.

Multi-Family Residential and Commercial Real Estate Lending. At December 31, 2023, our multi-family residential mortgage loans amounted to $3.1 million, or 2.5% of the total loan portfolio. Our multi-family residential mortgage loans, which are underwritten and approved in a manner consistent with our commercial real estate loans, are secured by residential properties with more than four units or secured by multiple one to four-family residential properties located in our market area. At December 31, 2023, our largest multi-family residential mortgage loan was an $823,000 loan secured by various one to four-family investment homes and one multi-family apartment building located in Waukegan and North Chicago, Illinois, and was performing in accordance with its terms. At December 31, 2023, we had a total of 10 multi-family residential mortgage loans and the average size of our multi-family residential mortgage loans was approximately $311,000.

Our commercial real estate loan portfolio amounted to $3.8 million, or 3.2% of the total loan portfolio, at December 31, 2023. These commercial real estate loans included 13 loans secured primarily by investor properties, which include multiple one to four-family residences. Additionally, North Shore Trust and Savings has two commercial real estate loans secured by retail frontage. The two largest commercial real estate loans outstanding were $1.7 million and $1.2 million, and both loans were paying in accordance with all of their contractual terms.

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

Commercial real estate and multi-family residential lending involves a greater degree of risk than one to four-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions of rental housing units, office and retail space and other commercial space in the project’s market area. We attempt to minimize these risks for loans we originate by soliciting loans from businesses with existing operating performance. We also use conservative debt coverage ratios in our underwriting, and periodically monitor the operation of the business or project and the physical condition of the property. At December 31, 2023, none of our commercial real estate or multi-family loans were delinquent more than 30 days, nor were any on non-accrual. We have had no charge-offs of commercial real estate and multi-family residential loans for the years ended December 31, 2023 and 2022.

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

Construction Lending. At December 31, 2023, our construction lending amounted to $2.5 million, or 2.1% of the total loan portfolio. The construction loan portfolio consisted of three loans, the largest totaling $2.3 million, which is the construction of a single family home in the Chicago, Illinois metro area expected to be completed in 2024, in which the loan will convert to a conventional mortgage loan with a remaining term of 29 years. In addition to single family residential construction projects, our construction lending consists of land loans for properties zoned for residential construction.

Consumer Lending. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $248,000, or 0.2%, of our total loan portfolio at December 31, 2023. At December 31, 2023, our consumer loans were comprised of loans secured by deposits, auto loans and unsecured personal loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. We had no charge-offs on consumer loans during the years ended December 31, 2023 and 2022.

Loan Approval Procedures and Authority. Our board of directors establishes North Shore Trust and Savings’ lending policies and procedures. Our Loan Policy is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our Board of Directors.

Various officers or combinations of officers of North Shore Trust and Savings have the authority within specifically identified limits to approve new loans. As of December 31, 2023, the maximum loan amount that may be approved by an individual officer is $648,250, which is consistent with secondary market limits for conforming loans. Loans up to $1.0 million are reviewed by our management loan committee, with a minimum of two members’ approval. Our board level loan committee has authority to approve loans up to $2.5 million. All other loans must be approved by the board of directors of North Shore Trust and Savings.

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

We account for our problem and potential problem loans in accordance with generally accepted accounting principles. Loans are reviewed on a regular basis. Loans are listed on the “watch/special mention list” where management has some concern that the collateral or debt service ability may not be adequate, although the collectability of the contractual loan payments is still probable. If a loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. When a loan is identified for individual evaluation for expected credit losses, the measurement of the loan in the allowance for credit losses is based on present value of expected future cash flows, except that expected credit losses for all collateral-dependent loans are measured based on the fair value of the collateral. As of December 31, 2023, and 2022, loans identified for individual evaluation of expected credit losses, amounted to $200,000 and $873,000, respectively.

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

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The federal banking agencies have adopted an interagency policy statement on the allowance for credit losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. General valuation allowances represent loss allowances which have been established to recognize the estimated credit losses associated with lending activities, but which, unlike specific allocations, have not been allocated to specific problem assets. When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required to charge off such amount.

Our allowance for credit losses includes a portion which is allocated by type of loan, based primarily upon our periodic reviews of the risk elements within the various categories of loans. The specific components relate to certain individually evaluated loans. The general components cover non-classified loans and are based on proxy expected lifetime loss rates, adjusted for bank-specific facts and circumstances. The allowance for credit losses is maintained by management at a level believed adequate to absorb estimated credit losses that are expected to occur within the existing loan portfolio through their contractual terms. However, actual losses are dependent upon future events and, as such, further additions to the level of the allowance for credit losses may become necessary. As of January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Current Accounting Developments" for further discussion.

We review and classify loans on no less frequently than a quarterly basis and our board of directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. At December 31, 2023, we had no loans classified as "special mention," “doubtful” or “loss,” and $200,000 of loans classified as "substandard."

Modifications on loans to borrowers experiencing financial difficulty. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. There were no modifications on loans to borrowers experiencing financial difficulty during the years ended December 31, 2023 and 2022.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	31-89 Days	90 Days or
	Past Due	Greater Past		Total Past		Total
	and	Due and		Due and		Loan
	Accruing	Accruing	Non-Accrual	Non-Accrual	Current	Balance
	(Dollars in thousands)
December 31, 2023
1-4 family residential	$131	$—	$200	$331	$110,750	$111,081
Multi-family	—	—	—	—	3,111	3,111
Commercial	—	—	—	—	3,835	3,835
Construction	—	—	—	—	2,508	2,508
Consumer	—	—	—	—	248	248
Total	$131	$—	$200	$331	$120,452	$120,783
December 31, 2022
1-4 family residential	$28	$—	$154	$182	$95,402	$95,584
Multi-family	—	—	—	—	3,237	3,237
Commercial	—	—	—	—	3,921	3,921
Consumer	—	—	—	—	249	249
Total	$28	$—	$154	$182	$102,809	$102,991

The following table sets forth the amounts of our classified loans at the dates indicated. There was no related specific valuation allowance in the allowance for credit losses on our classified loans at December 31, 2023 and 2022.

	At December 31,
	2023	2022
	(Dollars in thousands)
Substandard loans	$200	$188
Doubtful loans	—	—
Loss loans	—	—
Total classified loans	$200	$188

In addition to classified loans, our other real estate owned, (“OREO”) is classified as substandard. There were no OREO properties as of December 31, 2023 and 2022.

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and real estate owned at the dates indicated, and, only for December 31, 2022 and prior, our performing Troubled Debt Restructurings ("TDR").

	At December 31,
	2023	2022
	(Dollars in thousands)
Non-accruing loans:
1-4 family residential	$200	$154
Multi-family	—	—
Commercial	—	—
Construction	—	—
Consumer	—	—
Total non-accruing loans	$200	$154
Accruing loans 90 days or more past due:
1-4 family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	—	—
Total non-performing loans	200	154
Other real estate owned	—	—
Total non-performing assets	200	154
Performing troubled debt restructurings	N/A	685
Total non-performing assets and performing TDRs	200	839
Total loans outstanding	$120,783	$102,991
Total assets outstanding	$256,776	$264,206
Total non-accruing loans as a percentage of total loans outstanding	0.17%	0.15%
Total non-performing loans as a percentage of total loans outstanding	0.17%	0.15%
Total non-performing loans as a percentage of total assets	0.08%	0.06%
Total non-performing assets as a percentage of total assets	0.08%	0.06%

Allowance for Credit Losses. The following table shows changes in our allowance for credit losses during the periods presented.

	At or for the Year Ended
	December 31,
	2023	2022
	(Dollars in thousands)
Total loans outstanding at end of period	$120,783	$102,991
Total non-accrual loans at end of period	200	154
Total non-performing loans at end of period	200	154
Total average loans outstanding	107,438	97,714
Allowance for credit losses, beginning of period	624	779
Cumulative effect of ASU 2016-13 adoption (CECL)	384	N/A
Provision for (reversal of) credit losses	168	(230)
Charge-offs:
1-4 family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Consumer	—	—
Total charge-offs	$—	$—
Recoveries on loans previously charged-off:
1-4 family residential	$—	$(75)
Multi-family	—	—
Commercial	—	—
Construction	—	—
Consumer	—	—
Total recoveries	$—	$(75)
Net (recoveries) charge-offs	$—	$(75)
Allowance for credit losses, end of period	$1,176	$624
Allowance for credit losses as a percent of non-performing loans	588.00%	405.19%
Allowance for credit losses as a percent of total loans outstanding	0.97%	0.61%
Allowance for credit losses as a percent of total non-accrual loans	588.00%	405.19%
Ratio of net (recoveries) charge-offs during the period to average loans outstanding during the period	0.00%	(0.08)%

The allowance for credit losses is established through a provision for credit losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover estimated lifetime credit losses in the loan portfolio at each reporting date. Management reviews the allowance for credit losses on no less than a quarterly basis. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, national and local economic conditions and industry experience. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. At December 31, 2023, our allowance for credit losses amounted to $1.2 million and our allowance for loan losses amount to $624,000 at December 31, 2022. The establishment of the allowance for credit losses is significantly affected by uncertainties and management judgment and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses. Such agencies may require North Shore Trust and Savings to make additional provisions for estimated credit losses based upon judgments different from those of management.

The following table shows how our allowance for credit losses is allocated by type of loan at each of the dates indicated.

	At December 31,
	2023			2022
		Percent	Percent of		Percent of	Percent of
		of Allowance	Loans in		Allowance	Loans in
	Amount of	to Total	Category to	Amount of	to Total	Category to
	Allowance	Allowance	Total Loans	Allowance	Allowance	Total Loans
	(Dollars in thousands)
1-4 family residential	$1,094	93.03%	91.97%	$581	93.11%	92.81%
Multi-family	40	3.40%	2.58%	19	3.04%	3.14%
Commercial	37	3.15%	3.17%	19	3.04%	3.81%
Construction	4	0.34%	2.08%	—	0.00%	0.00%
Consumer	1	0.08%	0.20%	5	0.81%	0.24%
Total	$1,176	100.00%	100.00%	$624	100.00%	100.00%

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

	At December 31,
	2023		2022
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Securities available-for-sale
U.S. Treasuries	$2,995	$2,973	$7,443	$7,288
U.S. Government and agency obligations	10,234	9,106	23,260	21,390
Municipal obligations	15,451	13,570	22,603	19,637
Mortgage-backed securities	34,884	30,351	41,202	35,738
Collateralized mortgage obligations	30,073	26,135	42,257	37,152
Total securities available-for-sale	$93,637	$82,135	$136,765	$121,205

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

During the fourth quarter of 2023, management repositioned the balance sheet by selling approximately $30.3 million in book value of available-for-sale investment securities with an average yield of 2.83%. The sale of these securities is designed to seek to improve the Bank’s earnings going forward, beginning in fiscal year 2024, and to provide liquidity to deleverage its balance sheet. Proceeds from the sale were used to repay $10.0 million in existing debt with a current rate of 5.31%, with the remainder deployed into cash and short-term U.S. Treasury notes with an average expected yield in excess of 5.0% and to fund additional residential loan growth and general working capital at the Bank.

As of December 31, 2023, our securities available-for-sale portfolio totaled $82.1 million, or 32.0% of total assets at such date. The largest component of our investment securities portfolio at December 31, 2023 was investment in pass-through mortgage-backed securities issued by Fannie Mae, Ginnie Mae and Freddie Mac, which amounted to $30.3 million, followed by collateralized mortgage obligations issued by Fannie Mae, Ginnie Mae and Freddie Mac, which amounted to $26.1 million. Our investment in U.S. government and federal agency obligations as of December 31, 2023, was $9.1 million and our investment in municipal obligations as of December 31, 2023, was $13.6 million. During the year ended December 31, 2023, the investments in short term U.S. Treasuries began maturing and we sold a portion of the holdings, resulting in an ending balance of $3.0 million as of December 31, 2023.

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

Investment securities are classified at the time of acquisition as securities available for sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances. Held-to-maturity securities are accounted for based upon the amortized cost of the security. Available-for-sale securities can be sold at any time based upon needs or market conditions. Available-for-sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. At December 31, 2023, all securities were classified as securities available for sale. At December 31, 2023, we had no investments in a single issuer other than securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which had an aggregate book value in excess of 10% of our stockholders’ equity. At December 31, 2023, the available-for-sale securities portfolio had a net unrealized loss position of $11.5 million. Some investment securities held in the portfolio have declined in value but do not presently represent realized losses. Unrealized losses on investment securities have not been recognized into income because the securities are of high credit quality, the Bank has the intent and ability to hold the securities for the foreseeable future, and the declines in fair value are primarily due to market volatility and increased market interest rates. The fair values are expected to recover as the securities approach their maturity dates.

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2023. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities have been included in based on average remaining life. The below yields represent tax equivalent yield.

	Amounts at December 31, 2023, Which Mature In
		After One	After Five
	One Year	through Five	through 10	Over 10
	or Less	Years	Years	Years	Total
	(Dollars in thousands)
Securities available for sale:
U.S. Treasuries	$2,973	$—	$—	$—	$2,973
U.S. Government and agency obligations	—	4,769	4,337	—	9,106
Municipal obligations	1,292	1,461	882	9,935	13,570
Mortgage-backed securities	—	8,976	19,777	1,598	30,351
Collateralized mortgage obligations	—	12,919	9,756	3,460	26,135
Total	$4,265	$28,125	$34,752	$14,993	$82,135
Weighted average yield:
U.S. Treasuries	3.46%	N/A	N/A	N/A	3.46%
U.S. Government and agency obligations	N/A	2.43	1.51	N/A	1.98
Municipal obligations	2.86	2.47	2.54	2.54	2.55
Mortgage-backed securities	N/A	1.86	1.95	2.08	1.93
Collateralized mortgage obligations	N/A	2.09	1.92	2.05	2.02
Total weighted average yield	3.27%	2.09%	1.90%	2.37%	2.12%

The following table sets forth the composition of our investment securities portfolio at each of the dates indicated.

	At December 31,
	2023	2022
	(Dollars in thousands)
Fixed-rate	$80,899	$118,524
Adjustable-rate	1,236	2,681
Total securities available for sale	$82,135	$121,205

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

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and noninterest-bearing, money market, savings and time deposit accounts. As of December 31, 2023, 60.2% of the funds deposited with North Shore Trust and Savings were in core deposits, which are deposits other than time deposits.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	At December 31,
	2023		2022
	Amount	%	Amount	%
	(Dollars in thousands)
Certificate accounts:
0.00% - 0.99%	$12,301	7.29%	$33,155	18.55%
1.00% - 1.99%	13,064	7.74%	5,618	3.15%
2.00% - 2.99%	12,260	7.26%	16,467	9.21%
3.00% - 3.99%	4,336	2.57%	146	0.08%
4.00% - 4.99%	1,968	1.16%	—	0.00%
5.00% - or more	23,326	13.82%	—	0.00%
Total certificate accounts	$67,255	39.84%	$55,386	30.99%
Transaction accounts:
Savings	$41,774	24.74%	$49,068	27.46%
Checking:
Interest-bearing	15,346	9.09%	18,659	10.44%
Noninterest-bearing	12,424	7.36%	12,977	7.26%
Money market	32,027	18.97%	42,624	23.85%
Total transaction accounts	$101,571	60.16%	$123,328	69.01%
Total deposits	$168,826	100.00%	$178,714	100.00%

The following tables show the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	At and for the Year Ended December 31,
	2023			2022
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)
Savings accounts	$45,696	$68	0.15%	$48,787	$73	0.15%
Checking-interest bearing	16,714	9	0.05%	17,817	9	0.05%
Money market	36,875	226	0.61%	45,328	96	0.21%
Time deposit	56,573	1,033	1.83%	61,414	586	0.95%
Total interest-bearing deposits	$155,858	$1,336	0.86%	$173,346	$764	0.44%
Total deposits	$168,682	$1,336	0.79%	$191,445	$764	0.40%

The following table shows, by various interest rate categories and maturities, the amount of time deposits as of December 31, 2023.

	Balance at December 31, 2023
	Maturing in the 12 Months Ending December 31,
Time deposit	2024	2025	2026	2027	Thereafter	Total
	(Dollars in thousands)
0.00% - 0.99%	$8,174	$1,750	$1,247	$1,130	$—	$12,301
1.00% - 1.99%	5,744	3,266	431	418	3,205	13,064
2.00% - 2.99%	8,389	1,489	835	148	1,399	12,260
3.00% - 3.99%	3,963	—	—	—	373	4,336
4.00% - 4.99%	485	131	1,352	—	—	1,968
5.00% - or more	19,882	3,444	—	—	—	23,326
Total certificate accounts	$46,637	$10,080	$3,865	$1,696	$4,977	$67,255

The following table shows the maturities of our time deposits in excess of the FDIC insurance limit (generally, $250,000) as of December 31, 2023 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in thousands)
March 31, 2024	$1,514	1.81%
June 30, 2024	870	2.21%
September 30, 2024	3,060	4.58%
December 31, 2024	1,287	3.82%
After December 31, 2024	3,244	3.22%
Total time deposits with balances of $250,000 or more	$9,975	3.41%

The amount of our total deposits with accounts over the FDIC's insurance limit of $250,000 was $34.3 million or 20.3% of total deposits, and $43.6 million or 24.4% of total deposits, at December 31, 2023 and 2022, respectively.

Borrowings. During the year ended December 31, 2023, the Company borrowed $5.0 million from the FHLB Chicago and an additional $10.0 million from the Federal Reserve Bank of Chicago as part of the Bank Term Funding Program. The advance from the FHLB Chicago was taken in June 2023 and is payable in June 2025 with a fixed borrowing rate of 4.78%. The borrowing from the Federal Reserve Bank of Chicago was taken in November 2023 and was repaid in December 2023, with a fixed borrowing rate of 5.31%.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
FHLB of Chicago advances and other borrowings:
Average balance outstanding	$3,461	$1,945
Maximum amount outstanding at any month-end during the period	15,000	5,000
Balance outstanding at end of period	5,000	—
Average interest rate during the period	5.0%	0.0%
Weighted average interest rate at end of period	4.8%	0.0%

As of December 31, 2023, there was $5.0 million in outstanding borrowings with the FHLB Chicago. The Bank is eligible to borrow up to a total of $77.2 million and $68.6 million at December 31, 2023 and 2022, respectively, which would be collateralized by $102.6 million and $86.6 million of first mortgage loans under a blanket lien arrangement at December 31, 2023 and 2022, respectively. Additionally, at December 31, 2023 and 2022 we had a $10.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2023 and 2022.

Expense and Tax Allocation

North Shore Trust and Savings has an agreement with NSTS Bancorp, Inc., to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. During the year ended December 31, 2023, the total of these services was $1.2 million. In addition, North Shore Trust and Savings and NSTS Bancorp, Inc. have an agreement that establishes a method for allocating and for reimbursing the payment of their consolidated tax liability.

Employees and Human Capital Resources

At December 31, 2023, we had 46 full-time equivalent employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent. The success of our business is highly dependent on our employees, who provide value to our customers and communities. Our workplace culture provides a set of core values: a concern for others, trust, respect, hard work and a dedication to our customers. We seek to hire well-qualified employees who are also a good fit for our value system.

We believe that our ability to attract and retain top quality employees is a key to our future success. We continue to elevate individuals from within the organization into new roles and we expect to continue to assess our management and staffing needs and are likely to add personnel in the future in order to fully implement our business strategy.

During the year ended December 31, 2023, as part of the strategic growth initiatives, the Bank hired a mortgage lending team of 10 individuals, operating as Oak Leaf Community Mortgage, powered by North Shore Trust and Savings. These additional employees joined the Bank between September 11, 2023 and October 2, 2023.

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

SUPERVISION AND REGULATION

General

As a federal savings association, North Shore Trust and Savings is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC as deposit insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which North Shore Trust and Savings may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund (the "DIF"), and not for the protection of stockholders. North Shore Trust and Savings, also, is a member of and owns stock in the FHLB of Chicago, which is one of the 11 regional banks in the FHLB System.

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

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, the Community Reinvestment Act of 1977 (the "CRA") and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

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

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board, the SEC or the U.S. Congress, could have a material adverse impact on the operations and financial performance of NSTS Bancorp, Inc. and North Shore Trust and Savings.

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

Effective July 1, 2019, the OCC issued a final rule, pursuant to a provision of the Economic Growth Regulatory Relief and Consumer Protection Act (“EGRRCPA”), that permits a federal savings association to elect to exercise national bank powers without converting to a national bank charter. The election is available to federal savings associations that had total consolidated assets of $20.0 billion or less as of December 31, 2017. North Shore Trust and Savings has not exercised the covered savings association ("CSA") election.

A federal savings association that has exercised the CSA election generally has the same rights and privileges as a national bank that has its main office in the same location as the home office of the CSA. The CSA is also subject to the same duties, restrictions, liabilities and limitations applicable to a national bank. A CSA retains its federal savings association charter and continues to be subject to the corporate governance laws and regulations applicable to such associations, including as to its bylaws, board of directors and stockholders, capital distributions and mergers.

A CSA may make loans to its customers without regard to the lending restrictions applicable to federal savings associations, such as the percentage of capital or assets limits on various types of loans and the QTL Test. However, federal savings associations that have made such an election are subject to the narrower authority of national banks in certain areas such as branching and subsidiary activities in certain respects. A CSA may generally not retain any assets, subsidiaries or activities not permitted for national banks.

Applicable regulations authorize a federal association that has exercised the CSA election to terminate the election and thereby again operate as a federal savings association that has not made a CSA election. We have no current plans to elect to be treated as a CSA.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets (known as the "leverage ratio").

EGRRCPA required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” (the "CBLR") of between 8% and 10% for institutions with assets of less than $10.0 billion. The CBLR is the ratio of a bank’s tangible Tier 1 equity capital to average total consolidated assets and is set by the regulators at 9%. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the CBLR framework on its quarterly call report. The CBLR option was effective January 1, 2020 and is available to institutions with assets of less than $10.0 billion that meet other specified criteria. The federal banking agencies issued a rule implementing the lower ratio, effective April 23, 2020. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition to the 9% CBLR by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter. A qualifying community bank that exercises the election and has capital equal to or exceeding the applicable percentage is considered compliant with all applicable regulatory capital requirements. Qualifying institutions may elect to utilize the CBLR in lieu of the generally applicable risk-based capital requirements. North Shore Trust and Savings has elected to utilize the CBLR framework. At December 31, 2023, North Shore Trust and Savings' CBLR was 24.72%.

As of December 31, 2023, North Shore Trust and Savings’ capital exceeded all applicable requirements including the applicable conservation buffer.

Loans-to-One Borrower. Generally, a federal savings association, including a CSA, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2023, North Shore Trust and Savings was in compliance with the loans-to-one borrower limitations.

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

In addition, the Federal Deposit Insurance Act generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. Furthermore, the current Capital Rules limit capital distributions if the institution does not hold a "capital conservation buffer" consisting of 2.5% common equity Tier 1 capital to risk-based assets above the amount necessary to meet its minimum risk-based capital requirements.

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the CRA and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The OCC is required to assess the federal savings association’s record of compliance with the CRA. A savings association’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act prohibit lenders from discriminating on the basis of race, creed or other prohibited factors in their lending practices. The failure to comply with the ECOA and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the U.S. Department of Justice. The CRA requires all institutions insured by the FDIC to publicly disclose their rating. North Shore Trust and Savings received an "Outstanding" CRA rating in its most recent federal examination.

On October 24, 2023, the OCC, the FDIC and the Federal Reserve Board jointly issued a final rule to revise the CRA's implementing regulations. While the final rule formally takes effect on April 1, 2024, the majority of its provisions have a compliance date of January 1, 2026. The final rule implements a revised regulatory framework that, like the current framework, is based on bank asset size and business model. Under the final rule, federal agencies will evaluate small banks (i.e., those with assets of less than $600 million as of December 31 in either of the prior two calendar years), such as North Shore Trust and Savings, under either the current small bank test, referred to in the final rule as the Small Bank Lending Test or, at the Bank's option, the new "Retail Lending Test," however, banks of all sizes will maintain the option to elect to be evaluated under a strategic plan with the final rule updating the standards for obtaining approval for such plan. The new Retail Lending Test evaluates a bank's record of helping to meet the credit needs of its community through the origination and purchase of home mortgage, multifamily, small business, small farm and, in certain cases, automobile loans. For small banks that opt to be evaluated under the Retail Lending Test, the agencies will evaluate the distribution of the bank's major product lines in its facility-based assessment areas and any outside retail lending area, if applicable. For each applicable performance test, the agencies will assign conclusions reflecting the bank's performance in its facility-based assessment areas, and in the case of the new Retail Lending Test, the agencies will assign one of five conclusions to the bank: "Outstanding;" "High Satisfactory;" "Low Satisfactory;" "Needs to Improve;" or "Substantial Noncompliance." For small banks evaluated under the current Small Bank Lending Test, the agencies will assign one of four conclusions: "Outstanding;" "Satisfactory;" "Needs to Improve;" or "Substantial Noncompliance." At this time, we are unable to determine what impact, if any, the CRA reform may have on the operations of North Shore Trust and Savings.

Small Business Lending Rule. On March 30, 2023, the Consumer Finance Protection Bureau (the "CFPB") issued a final rule amending Regulation B, the implementing regulation of the ECOA, to implement section 1071 of the Dodd-Frank Act. Consistent with section 1071, covered financial institutions are required to collect and report to the CFPB data on applications for credit for small businesses, including those that are owned by women or minorities. The rule also addresses the CFPB's approach to privacy interests and the publication of section 1071 data, shielding certain demographic data from underwriters and other persons, recordkeeping requirements and enforcement provisions. Compliance with the small business lending rule beginning October 1, 2024 is required for covered financial institutions that originate the most covered credit transactions for small businesses (i.e., at least 2,500 covered originations in both 2022 and 2023). However, institutions with a moderate transaction volume (i.e., at least 500 but less than 2,500 covered originations in both 2022 and 2023) have until April 1, 2025 to begin complying with the rule and those with the lowest volume (i.e., at least 100 but less than 500 covered originations in both 2022 and 2023) have until January 1, 2026. North Shore Trust and Savings has less than 100 covered originations in both 2022 and 2023, and therefore is not yet subject to comply.

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as North Shore Trust and Savings. NSTS Bancorp, Inc. is an affiliate of North Shore Trust and Savings because of its control of North Shore Trust and Savings. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

In addition, extensions of credit in excess of certain limits must be approved by North Shore Trust and Savings’ board of directors. Extensions of credit to executive officers are subject to additional restrictions, including limits on various types of loans.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement actions by the OCC may range from the issuance of a capital directive, formal agreement or cease and desist order against institutions, and can also include the removal of officers and/or directors of the institution. The OCC can appoint receivers and/or conservators for the institutions it supervises if certain circumstances are met. Civil penalties can be assessed for various types of conduct against the institution and/or its officers and directors. The maximum civil money penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or other action, and are adjusted annually for inflation. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular federal savings association. If such action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

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

Branching. A federal savings association that has elected CSA status is subject to the laws and regulations governing the establishment of branches by national banks. Generally, intrastate and interstate branching is authorized to the extent that the law of the state involved authorizes branching for banks that it charters. Such authority is subject to OCC approval for new branches.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a leverage ratio of 5% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 4% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a leverage ratio of less than 4% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a leverage ratio of less than 3% or a common equity Tier 1 ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including a regulatory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, ceasing receipt of deposits from correspondent banks, dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

As of December 31, 2023, North Shore Trust and Savings met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The DIF of the FDIC insures deposits at FDIC-insured financial institutions such as North Shore Trust and Savings, generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the DIF.

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

On November 16, 2023, the FDIC approved a final rule to implement a special assessment on certain banking organizations with financial institution subsidiaries with more than $5 billion in assets, in order to recover the costs associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in March 2023. The special assessment will be collected beginning with the first quarterly assessment period of 2024 at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly periods and is subject to periodic adjustments. The assessment base is equal to uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. Because North Shore Trust and Savings' uninsured deposits at the measurement date were below $5 billion, North Shore Trust and Savings will not be subject to this special assessment.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Privacy and Cybersecurity. The Gramm-Leach-Bliley Act (the "GLBA"), and its implementing regulations issued by federal regulatory agencies require financial institutions (including banks) to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers to non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the GLBA established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. North Shore Trust and Savings currently has a privacy protection policy and security program in place and believes that such policy and program are in compliance with applicable regulations.

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

In November 2021, the federal regulators finalized a rule concerning notification requirements for banks related to significant computer security incidents. Under the final rule, a bank or its holding company is required to notify its applicable federal banking regulators within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the organization, or impact the stability of the financial sector.  The rule was effective April 1, 2022 and compliance was required as of May 1, 2022.

In March 2022, the Cyber Incident Reporting for Critical Infrastructure Act of 2022 ("CIRCIA") was signed into law. The enactment of CIRCIA requires the U.S. Department of Homeland Security's Cybersecurity and Infrastructure Security Agency (the "CISA") to develop and implement regulations requiring covered entities to report covered cyber incidents and ransomware payments to the CISA in an effort to better equip the CISA to provide resources and assistance to victims suffering attacks and share information necessary to warn other potential victims. In part, CIRCIA requires the CISA to develop and issue regulations requiring covered entities to report to the CISA within 72 hours from the time an entity reasonably believes a covered cyber incident occurred and within 24 hours of making any ransom payments made as a result of a ransomware attack. The CISA is required to complete mandatory rulemaking activities before the reporting requirements go into effect. It is possible, but not yet confirmed, that banks could be subject to CIRCIA.

Anti-Money Laundering and the USA PATRIOT Act. North Shore Trust and Savings is subject to the Bank Secrecy Act (the "BSA") and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components, (ii) establishment of a “know your customer” program involving due diligence to confirm the identities of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money-laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by a bureau within the U.S. Department of the Treasury (the "U.S. Treasury"), the Financial Crimes Enforcement Network ("FinCEN"), but compliance by individual institutions is overseen by its primary federal regulator.

North Shore Trust and Savings has established appropriate anti-money laundering and customer identification programs. North Shore Trust and Savings also maintains records of cash purchases of negotiable instruments, files reports of certain cash transactions exceeding $10,000 (daily aggregate amount) and reports suspicious activity that might signify money laundering, tax evasion or other criminal activities pursuant to the BSA. North Shore Trust and Savings otherwise has implemented policies and procedures to comply with the foregoing requirements.

The U.S. Treasury's Office of Foreign Assets Control ("OFAC") is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of the U.S. Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If North Shore Trust and Savings finds a name on any transaction, account or wire transfer that is on an OFAC list, North Shore Trust and Savings must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

On January 1, 2021, the U.S. Congress passed the Corporate Transparency Act (the "CTA") as part of the National Defense Authorization Act, which enacted the most significant overhaul of the anti-money laundering laws since the USA PATRIOT Act. Notable amendments include (i) significant changes to the collection of beneficial ownership information ("BOI") and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company, or other similar entity with 20 or fewer employees and annual gross income of $5.0 million or less) to report BOI to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (ii) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful prosecution of violations of the anti-money laundering laws in any judicial or administrative action brought by the Secretary of the U.S. Treasury or the U.S. Attorney General resulting in monetary sanctions exceeding $1.0 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30% of the monetary sanctions collected and will receive increased protections; (iii) increased penalties for violations of anti-money laundering laws and regulations; (iv) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in the People's Republic of China, the Russian Federation or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and enforcement powers for FinCEN. Many of the amendments, including those with respect to beneficial ownership, require FinCEN to promulgate rules.

On September 29, 2022, FinCEN finalized the first of three proposed rules to implement changes to the beneficial ownership requirements and related amendments set forth in the CTA.  The final rule prescribes which corporate entities created in or registered to do business in the U.S. will be required to report BOI directly to FinCEN.  The first rule is effective and compliance is required as of January 1, 2024, however, reporting companies created or registered prior to that date will have until January 1, 2025 to file their initial reports with FinCEN.

On December 21, 2023, FinCEN finalized the second of the three proposed rules which allows for FinCEN, upon request, to disclose BOI to a statutorily defined group of governmental authorities and financial institutions. The second final rule identifies the entities FinCEN is allowed to provide access to BOI to include (i) federal agencies engaged in national security, intelligence or law enforcement activity, (ii) state, local and tribal law enforcement agencies with court authorization, (iii) foreign law enforcement agencies, judges, prosecutors and other authorities that meet specific criteria, (iv) U.S. Treasury personnel, (v) financial institutions using BOI in order to comply with customer due diligence ("CDD") requirements and (vi) regulators, acting in a supervisory capacity, evaluating such institutions for CDD-related compliance. The second final rule provides that such CDD requirements could include anti-money laundering and countering the financing of terrorism obligations set forth under the BSA (e.g., anti-money laundering program, customer identification, suspicious activity reports filing and enhanced due diligence requirements) and compliance with the OFAC sanctions. This rule provides that FinCEN may disclose BOI to an authorized financial institution provided that such institution has developed and implemented administrative, technical, and physical safeguards reasonably designed to protect the information and has received the relevant reporting company's consent to such disclosure. The second final rule is effective February 20, 2024.

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

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

Federal Home Loan Bank System

North Shore Trust and Savings is a member of the FHLB System, which consists of 11 regional FHLBs. Each FHLB provides a central credit facility primarily for member institutions, and such member institutions are required to acquire and hold shares of capital stock in the FHLB. North Shore Trust and Savings was in compliance with this requirement as of December 31, 2023 based on its ownership of $550,000 in capital stock of the FHLB of Chicago. The stock has no quoted market value and is carried at cost. North Shore Trust and Savings reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB of Chicago’s stock. As of December 31, 2023, no impairment had been recognized.

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

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such factors as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal DIF, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have established policies, procedures and systems designed to comply with the Sarbanes-Oxley Act of 2002 and its implementing regulations, and we review and document such policies, procedures and systems to ensure continued compliance.

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

NSTS Bancorp, Inc. could remain an “emerging growth company” for up to five years following its intital public offering in 2022, or until the earliest of  (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

NSTS Bancorp, Inc. relies extensively on various information systems and other electronic resources to operate our business. In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking, and accounting systems, use their own information systems and electronic resources. Any of these systems can be compromised, including through the employees, customers, and other individuals who are authorized to use them, and bad actors who use a sophisticated and constantly evolving set of software, tools, and strategies to do so. Moreover, the nature of our business, as a financial services provider, make us and our business partners high-value targets for these bad actors to pursue.

Accordingly, we have devoted significant resources to assessing, identifying and managing risks associated with cybersecurity threats, including:

●	internal regular assessments of our information systems, existing controls, vulnerabilities and potential improvements;

●	continuous monitoring tools that can detect and help respond to cybersecurity threats in real-time;

●

performing due diligence with respect to our third-party service providers, including their cybersecurity practices, and requiring contractual commitments from our service providers to take certain cybersecurity measures;

●	third-party cybersecurity consultants, who conduct periodic penetration testing, vulnerability assessments and other procedures to identify potential weaknesses in our systems and processes; and

●	periodic cybersecurity training for our workforce.

This information security program is a key part of our overall risk management system, which is administered by our AVP Information Technology. The program includes administrative, technical and physical safeguards to help ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across the Bank and each of its locations. The AVP Information Technology reports directly to the Board of Directors on a quarterly, or more frequently if necessary, basis.

We face a number of cybersecurity risks in connection with our business. From time-to-time, we have identified cybersecurity threats that require us to make changes to our processes and to implement additional safeguards. While none of these identified threats have materially affected us, it is possible that threats and incidents we identify in the future could have a material adverse effect on our business, results of operations, and financial condition.

Item 2. Properties

We currently conduct business from our main office, two full-service branch offices and three loan production offices. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at December 31, 2023.

Description/Address	Net Book Value of Property	Amount of Deposits
	(Dollars in thousands)
Main Office:
700 S. Lewis Avenue, Waukegan, Illinois 60085	$823	$106,529
Branch Offices:
1233 N. Green Bay Road, Waukegan, Illinois 60085	1,040	39,610
3060 W. Sand Lake Road, Lindenhurst, Illinois 60046	3,316	22,687
Total	$5,179	$168,826
Loan Production Offices:
2149 W. Roscoe Street, Chicago, Illinois 60618(1)	N/A	N/A
75 Executive Dr, Aurora, Illinois 60504(2)	N/A	N/A
24252 West Main Street, Plainfield, Illinois 60544(2)	N/A	N/A

(1)

The loan production office is leased by North Shore Trust and Savings and does not accept deposits. The lease expired on December 31, 2023 and was not renewed. A new lease was signed for 875 N. Michigan Ave, Chicago, IL 60611 which is set to expire in December 2024.

(2)	The loan production offices are leased by North Shore Trust and Savings and do not accept deposits. The leases are short-term in nature and expire in 12-24 months.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NSTS Bancorp, Inc.'s common stock is listed on the Nasdaq Capital Market, under the symbol “NSTS”. As of March 25, 2024, there were 5,585,159 shares of our common stock issued and 5,315,261 shares outstanding, which were held by approximately 229 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms). Our common stock began trading on the Nasdaq Capital Market on January 19, 2022, with an initial price of $10.00 per share.

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

Issuer Purchases of Securities

On March 29, 2023, the Company adopted a program to repurchase up to 269,898 shares, or 5%, of its then outstanding common stock. The original program expired on September 29, 2023 and was extended with a new expiration date of September 30, 2024, unless terminated earlier. As of October 30, 2023, the Company had completed the share repurchase program, repurchasing a total of 269,898 shares for approximately $2.4 million at an average cost of $8.82 per share.

Effective December 21, 2023, the Company's Board of Directors authorized a new share repurchase program that authorizes the Company to repurchase up to an aggregate of 265,763 shares, or 5%, of its then outstanding common stock. The program will be in effect until December 31, 2024, unless earlier terminated. Under the new share repurchase program, the Company is authorized to repurchase shares from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. In connection with the share repurchase program, the Company intends to implement a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Securities Exchange Act. The trading plan will allow the Company to repurchase shares of its common stock at times when it otherwise might have been prevented from doing so under insider trading laws by requiring that an agent selected by the Company repurchase shares of common stock on the Company's behalf on pre-determined terms.

The following table sets forth information about the Company's purchases of its common stock during the three months ended December 31, 2023. There were no repurchases during the months ended November 30, 2023 and December 31, 2023.

	(a)	(b)	(c)	(d)
Period	Total number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet to be Purchased Under the Plans or Programs (1)

October 1 - October 31, 2023	117,217	$8.75	117,217	—
Total	117,217	$8.75	117,217	—

(1) On March 29, 2023, the Company adopted a program to repurchase up to 269,898 shares, or 5%, of its then outstanding common stock. The original program expired on September 29, 2023 and was extended with a new expiration date of September 30, 2024, unless terminated earlier. As of October 30, 2023, the Company had repurchased all of the shares remaining available to be repurchased pursuant to the terms of the then existing stock repurchase program.

There were no unregistered sales of NSTS Bancorp, Inc.'s common stock during the year ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of the financial condition and results of operations of NSTS Bancorp, Inc. and North Shore Trust and Savings for the years ended December 31, 2023 and 2022. The purpose of this discussion is to provide information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview

North Shore Trust and Savings is a community-oriented savings institution headquartered in Waukegan, Illinois. We operate as a traditional thrift relying on the origination of long-term one to four-family residential mortgage loans secured by property in Lake County, Illinois and surrounding communities. We also originate multi-family and commercial real estate loans and, to a lesser extent, construction, home equity, and consumer loans. We currently operate three full-service banking offices in Lake County, Illinois and three loan production offices in Chicago, Plainfield and Aurora, Illinois. Our primary sources of funds consist of attracting deposits from the general public and using those funds along with funds from the FHLB of Chicago and other sources to originate loans to our customers and invest in securities. As of December 31, 2023, we had total assets of $256.8 million, including $120.6 million in net loans and $82.1 million of securities available for sale, total deposits of $168.8 million and total equity of $77.5 million. For the year ended December 31, 2023, we had a net loss of $4.0 million compared to net income of $27,000 for the year ended December 31, 2022.

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

Critical Accounting Policies

In reviewing and understanding financial information for NSTS Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements included within this filing. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The JOBS Act of 2012 contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Allowance for Credit Losses. Determining the allowance for loan and lease losses has historically been identified as a critical accounting policy. On January 1, 2023, we adopted the new CECL accounting methodology which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost.  Previously, an allowance for loan and lease losses was recognized based on probable incurred losses. The accounting estimates relating to the allowance for credit losses is also a “critical accounting policy” as:

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

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

	At December 31,
	2023	2022
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Total assets	$256,776	$264,206
Cash and cash equivalents	31,388	13,147
Securities available for sale	82,135	121,205
Federal Home Loan Bank stock	550	550
Loans, net	120,623	103,359
Total deposits	168,826	178,714
Other borrowings	5,000	—
Total equity	$77,545	$80,542

General. During the first half of the year ended December 31, 2023, deposit balances decreased as a result of various large customers moving money to higher yielding accounts outside the Bank. During the second half of the year ended December 31, 2023, the Bank offered highly competitive special CDs for terms of 13 and 30 months. With the introduction of this offer, deposit balances stabilized. As a result of the overall decrease in deposits, the Bank borrowed $5.0 million from the FHLB Chicago in June, 2023 and an additional $10.0 million from the Federal Reserve Bank in November, 2023. Additionally, with the continued rise of market interest rates, the unrealized losses on the securities available-for-sale portfolio increased during 2023. During the fourth quarter, management repositioned the balance sheet by selling $30.3 million in securities for a recognized loss of $1.8 million. A portion of the funds received from the sale was used to pay down a portion of the borrowings entered into during 2023 with the remaining held primarily in cash as of December 31, 2023. During 2023, the Board approved a stock buyback program totaling 5% of the then outstanding shares. This program was completed during the fourth quarter of 2023. A second stock buyback program was approved during the fourth quarter, allowing for an additional 5% of the then outstanding shares to be repurchased. This program is expected to be completed during 2024.

Total Assets. Total assets decreased $7.4 million to $256.8 million as of December 31, 2023 compared to $264.2 million at December 31, 2022. The decrease in total assets was driven by a decrease in deposits during the year. The decrease in deposits resulted in an overall reduction to cash throughout the year prior to the balance sheet repositioning. Subsequent to the balance sheet repositioning, cash and cash equivalents increased while securities available-for-sale decreased.

Cash and cash equivalents. Cash and cash equivalents increased $18.3 million to $31.4 million as of December 31, 2023 from $13.1 million at December 31, 2022. The increase in cash was the result of the balance sheet repositioning described above, which resulted in proceeds of approximately $28.5 million. A portion of the proceeds was used to repay $10.0 million in borrowings from the Federal Reserve Bank. Additionally, during December 2023, the Bank invested approximately $750,000 in time deposits with other financial institutions. The remaining proceeds remain in an interest-bearing deposit account with the Federal Reserve Bank. Management continues to actively monitor our liquidity position on a daily basis and maintain levels of liquid assets deemed adequate.

Time deposits with other financial institutions. Time deposits with other financial institutions decreased $2.5 million to $2.0 million as of December 31, 2023, compared to $4.5 million at December 31, 2022. The decrease is due to maturities within the portfolio. Management has redeployed the maturing time deposits to higher yielding loan originations. With a portion of the proceeds of the securities sale, management invested approximately $750,000 in time deposits with other financial institutions, with maturities of six months and a weighted average rate of 5.65%.

Securities Available for Sale. Securities available-for-sale decreased to $82.1 million as of December 31, 2023, compared to $121.2 million at December 31, 2022. In the fourth quarter of 2023, the Bank sold securities with a fair value of approximately $30.3 million. During the year ended December 31, 2023, the Bank received principal and interest payments of $8.2 million, had calls and maturities of $4.1 million, had net premium amortization and discount accretion of $538,000 and had a decrease in the unrealized loss on the portfolio of $4.1 million. There were no purchases of securities available-for-sale during the year ended December 31, 2023.

As of December 31, 2023, the securities available for sale portfolio included an unrealized loss position of $11.5 million, or 12.3% of the total book value of the portfolio. Management monitors the portfolio for credit losses and believes that the decline in value does not presently represent realized losses and is due to market volatility and increased market interest rates. While the Bank did sell securities for a loss in 2023, it does not currently intend to sell additional securities in a loss position and has the ability to hold securities through maturity with sufficient liquidity and available borrowing sources.

Loans, net. Our loans, net, increased by $17.3 million to $120.6 million at December 31, 2023 compared to $103.3 million at December 31, 2022. The Bank originated $29.4 million in loans to be held in the portfolio during the year ended December 31, 2023. Additionally, during the year ended December 31, 2023, loan principal payments and paydowns totaled $11.2 million.

During the year ended December 31, 2023, the Bank expanded the residential mortgage lending department with the hire of the Oak Leaf Community Mortgage team. The team consists of two senior mortgage loan originators and an additional support staff of eight. Oak Leaf Community Mortgage focuses on one to four-family residential lending within the expanded Chicagoland area. During the fourth quarter of 2023, with the addition of the Oak Leaf Community Mortgage team, the Bank originated $16.4 million in loans to be held in the portfolio with a weighted average rate of 7.50%.

As of December 31, 2023, the allowance for credit losses (“ACL”) which includes the allowance for credit losses on loans, and the allowance for credit losses on off-balance sheet exposures, totaled $1.2 million, an increase of $176,000 from the date of adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). As of December 31, 2023, there were three loans rated substandard or watch which were individually assessed, totaling $200,000, of which none had specific reserves. Additionally, the Bank individually assessed the largest loan in the residential construction loan portfolio, noting no specific reserve was required as of December 31, 2023.

Deposits. Total deposits decreased $9.9 million to $168.8 million at December 31, 2023 compared to $178.7 million at December 31, 2022, representing a decrease of 5.5%. During the first half of 2023, deposits decreased as a result of various large customers moving money to higher yielding accounts outside the Bank. The decrease in deposits was primarily out of money market and savings accounts. During the second half of 2023, time deposits increased $13.1 million to $67.3 million as of December 31, 2023 compared to $54.2 million as of June 30, 2023, as a result of special CD offers. Management continues to actively monitor the deposit balances and interest rates offered to maintain an adequate level of liquidity.

Other borrowings. During the year ended December 31, 2023, the Bank borrowed $5.0 million from the FHLB Chicago with a term of 24 months at 4.78%. Additionally, the Bank borrowed $10.0 million from the Federal Reserve Bank as part of the Bank Term Funding Program during the fourth quarter of 2023 with a term of 12 months at 5.31%. The Bank repaid the $10.0 million to the Federal Reserve Bank during the fourth quarter with a portion of the proceeds from the securities sales.

Total Equity. Total equity decreased $3.0 million to $77.5 million at December 31, 2023 primarily due to the net loss of $4.0 million for the year ended December 31, 2023 and the repurchase of outstanding shares. This decrease was partially offset by a decrease in the unrealized loss position on the securities available-for-sale portfolio. The decrease in the unrealized loss position of $2.9 million is due to changes in market interest rates and the result of the recognized losses in conjunction with the balance sheet reposition transaction described above. Additionally, during 2023, the Bank began repurchasing outstanding shares as part of the Board approved share repurchase program. As of December 31, 2023, the Bank completed the repurchase program and repurchased 269,898 shares, for a total value of $2.4 million. The Board approved a second share repurchase program during December 2023, that expires on December 31, 2024.

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

	At or For the Year Ended December 31,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$107,438	$4,360	4.06%	$97,714	$3,618	3.70%
Interest-bearing bank deposits	9,805	348	3.55%	38,061	259	0.68%
Time deposits with other financial institutions	2,736	94	3.44%	3,926	41	1.04%
Securities available for sale	114,744	2,902	2.53%	118,988	2,415	2.03%
Federal Home Loan Bank stock	550	24	4.36%	550	15	2.73%
Total interest-earning assets	$235,273	$7,728	3.28%	$259,239	$6,348	2.45%
Noninterest-earning assets	21,550			21,010
Total assets	$256,823			$280,249
Interest-bearing liabilities:
Interest-bearing demand	$16,714	$9	0.05%	$17,817	$9	0.05%
Money market	36,875	226	0.61%	45,328	96	0.21%
Savings	45,696	68	0.15%	48,787	73	0.15%
Time deposits	56,573	1,033	1.83%	61,414	586	0.95%
Total interest-bearing deposits	$155,858	$1,336	0.86%	$173,346	$764	0.44%
Other borrowings	3,461	172	4.97%	1,945	—	0.00%
Total interest-bearing liabilities	$159,319	$1,508	0.95%	$175,291	$764	0.44%
Noninterest-bearing liabilities	17,896			23,038
Total liabilities	$177,215			$198,329
Equity	79,608			81,920
Total liabilities and equity	$256,823			$280,249
Net interest income		$6,220			$5,584
Interest rate spread(1)			2.33%			2.01%
Net interest-earning assets(2)	75,954			83,948
Net interest margin(3)			2.64%			2.15%
Average interest-earning assets to average-interest bearing liabilities	147.67%			147.89%

(1)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(2)	Equals total interest-earning assets less total interest-bearing liabilities.
(3)	Equals net interest income divided by average interest-earning assets.

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

	Years Ended December 31, 2023 vs. 2022
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$378	$364	$742
Federal funds sold and interest-bearing deposits in other banks	(314)	403	89
Time deposits in other banks	(16)	69	53
Investment securities	(89)	576	487
FHLB of Chicago stock	—	9	9
Total interest-earning assets	$(41)	$1,421	$1,380
Interest-bearing liabilities:
Interest-bearing demand	$(1)	$1	$—
Money market	(21)	151	130
Savings	(5)	—	(5)
Time deposit	(50)	497	447
Total interest-bearing deposits	$(77)	$649	$572
Other borrowings	—	172	172
Total interest-bearing liabilities	$(77)	$821	$744
Change in net interest income	$36	$600	$636

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

General.  During the year ended December 31, 2023, the Federal Reserve Board increased the federal funds rate 100 basis points, continuing the increases that occurred during the year ended December 31, 2022. These increases drove market rates for bonds, loans and deposits to rise. As a result of these increases, management saw increased cost of funds and an increase in the unrealized loss on securities available-for-sale. As market rates for loans continued to rise, the originations of loans slowed. During the loan origination slow down, the Bank decided to expand our mortgage lending department by hiring a mortgage lending team, operating as Oak Leaf Community Mortgage, powered by North Shore Trust and Savings. This mortgage lending team offers a variety of different products including higher yielding loans with additional upfront fees. During the year ended December 31, 2023 the Bank approved the 2023 Equity Incentive Plan to attract and retain employees. During the fourth quarter, management repositioned the balance sheet by selling approximately $30.3 million in book value of available-for-sale investment securities with an average yield of 2.83%. The sale of these securities is designed to seek to improve the Bank’s earnings going forward, beginning in fiscal year 2024, and to provide liquidity to deleverage its balance sheet. Proceeds from the sale were used to repay $10.0 million in existing debt with a current rate of 5.31%, with the remainder deployed into cash and short-term U.S. Treasury notes with an average expected yield in excess of 5.0% and to fund additional residential loan growth and general working capital at the Bank.

For the year ended December 31, 2023, we had a net loss of $4.0 million, compared to net income of $27,000 for the year ended December 31, 2022. The increase in net loss is primarily the result of the balance sheet repositioning, which resulted in a loss on sale of securities of $1.8 million and the tax expense related to the addition to the valuation allowance on the remaining portion of the deferred tax asset of $1.0 million. Additionally, the Bank recorded a higher provision for credit losses during the year ended 2023 compared to the year ended 2022.

Net Interest Income. Net interest income increased $636,000, or 11.4%, to $6.2 million for the year ended December 31, 2023 compared to $5.6 million for the year ended December 31, 2022. Our interest rate spread increased to 2.33% for the year ended December 31, 2023 from 2.01% for the same period ending December 31, 2022. Our net interest margin increased to 2.64% for the year ended December 31, 2023 from 2.15% for the same period ended December 31, 2022.

Average interest-earning assets of $235.3 million for the year ended December 31, 2023 reflect a decrease of $24.0 million compared to 2022. The decrease in average earning assets was driven by the refunds issued on the stock oversubscription in the prior year.  The average outstanding balance of loans, net increased to $107.4 million, an increase of $9.7 million for the year ended December 31, 2023. Additionally, the average yield earned on those loans outstanding increased 36 basis points to 4.06% for the year ended December 31, 2023, which is the result of new originations made at higher market rates. Additionally, interest earned on securities available-for-sale increased $487,000 on a lower average balance of securities available-for-sale of $114.7 million, resulting in a higher average yield on securities of 2.53%. The lower average balance of securities is driven by a higher average unrealized loss on the available-for-sale investment securities as well as paydowns of the portfolio throughout the year. The increased yield on securities available-for-sale was the result of an overall increase in market rates available at the time of purchase throughout 2022.

The cost of interest-bearing deposits increased 42 basis points, to 0.86%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The net increase in our funding costs for 2023 was primarily due to a CD special offered during 2023 to attract and retain customers, as well as an increase in rates offered on money market accounts, which were increased in the fourth quarter of 2022 and the first quarter of 2023 to remain competitive with the local market and to seek to retain deposits.

During 2023, the Bank borrowed $5.0 million from the FHLB Chicago at a rate of 4.78%, which matures in June 2025. Additionally, in November 2023, the Bank borrowed $10.0 million from the Federal Reserve Bank of Chicago through the Bank Term Funding Program at 5.31%. During December 2023, the Bank repaid the Bank Term Funding Program borrowing with a portion of the proceeds received from the securities sale. Interest expense on other borrowings totaled $172,000 for the year ended December 31, 2023.

Provision for (Reversal of) Credit Losses. The allowance for credit losses, including the allowance for credit losses on loans, allowance for credit losses on off-balance sheet liabilities and the allowance for credit losses on available-for-sale securities, is established through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. On January 1, 2023, we adopted ASU No. 2016-13, Financial Instruments— Credit Losses (Topic 326). As a result of the adoption of this new standard, we recorded a reduction to retained earnings of approximately $279,000, which was net of the $110,000 deferred tax asset impact stemming from adoption.

For the year ended December 31, 2023, a provision for credit losses was recorded based on the current allowance for credit loss ("ACL") assessment. The increase in ACL was not considered part of the ASU 2016-13 adoption, as these changes in the assessment of the ACL occurred after the January 1, 2023 adoption. We recorded a provision for credit losses of $176,000 during the year ended December 31, 2023, comprised of $168,000 in provision of credit losses to loans and $8,000 in provision of credit losses related to unfunded commitments. The increase in the ACL is driven by an increase in loan balances throughout the year. We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loan and available-for-sale securities portfolios.

Noninterest Income. The following table shows the components of noninterest income for the periods presented.

	For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Noninterest income:
Gain on sale of mortgage loans	$32	$106
Loss on sale of securities	(1,794)	—
Rental income on office building	64	53
Service charges on deposits	270	291
Increase in cash surrender value of BOLI	192	178
Other	86	608
Total noninterest income	$(1,150)	$1,236

Noninterest income decreased $2.4 million for the year ended December 31, 2023 compared 2022. During 2023, the Bank sold approximately $30.3 million in book value of lower yielding available-for-sale investment securities, generating a loss of $1.8 million. Additionally, the gain on sale of mortgage loans decreased $74,000, or 69.8%, to $32,000 for the year ended December 31, 2023 compared to $106,000 for the year ended December 31, 2022. The decrease in gain on sale of mortgages was due to a reduction in the number of loans sold, which was a strategic decision to grow the loan portfolio. With the addition of Oak Leaf Community Mortgage, the Bank anticipates selling a higher percentage of the total loans originated during 2024, resulting in higher non-interest income. Other non-interest income in 2022 included the Employee Retention Credit of $502,000.

Noninterest Expense. The following table shows the components of noninterest expense for the periods presented.

	For the year ended December 31,
	2023	2022
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$4,554	$3,846
Equipment and occupancy	739	658
Data processing	684	632
Professional services	601	500
Advertising	104	90
Supervisory fees and assessments	140	142
Loan expenses	117	86
Deposit expenses	217	203
Director fees	216	223
Other	480	497
Total noninterest expense	$7,852	$6,877

Noninterest expense increased $975,000 for the year ended December 31, 2023 to  $7.9 million compared to $6.9 million for 2022. The increase is primarily driven by an increase in salaries and employee benefits and professional services expenses. Salaries and employee benefits increased 18.4% primarily as a result of the introduction of the 2023 Equity Incentive Plan on June 15, 2023, as well as merit increases to employees and health insurance premiums. During the year ended December 31, 2023, the 2023 Equity Incentive Plan expense totaled $519,000.

During the year ended December 31, 2023, as part of the strategic growth initiatives, the Bank hired a mortgage lending team of 10 individuals, operating as Oak Leaf Community Mortgage, powered by North Shore Trust and Savings. These additional employees joined the Bank between September 11, 2023 and October 2, 2023. Additional expenses related to salaries and benefits for these employees is anticipated during 2024. Professional services expenses increased $101,000 for the year ended December 31, 2023 to $601,000 compared to $500,000 for the year ended December 31, 2022 due to an increase in legal fees and other costs associated with the implementation of the 2023 Equity Incentive Plan. Equipment and occupancy expenses increased due to necessary repairs to our buildings and parking lots. Data processing expenses increased due to the addition of new employees and their related technology onboarding during the year.

Provision for Income Tax Expense. During the year ended December 31, 2023, the Bank recorded income tax expense of $1.0 million, consisting of $9,000 current tax expense, $2.1 million change in valuation allowance and $1.2 million deferred tax benefit.

Federal net operating losses as of December 31, 2023 are $5.0 million, of which $1.3 million is subject to expire in 2027, the remainder does not expire. During the year ended December 31, 2023, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing net operating losses. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the four-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2023, a full valuation allowance of $2.1 million, against the net deferred tax assets has been recorded. Additionally, due to the uncertainty that the Bank will be able to generate future state taxable income sufficient to utilize the net operating loss carryforwards, a full valuation allowance of $532,000 has been recorded on the related deferred tax asset.

There were no uncertain tax positions outstanding as of December 31, 2023 and 2022. As of December 31, 2023, tax years remaining open for State of Illinois and Wisconsin were 2019 through 2022. Federal tax years that remained open were 2020 through 2022. As of December 31, 2023, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

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

Net Portfolio Value Analysis. Our interest rate sensitivity is monitored by management through the use of models which generate estimates of the change in its net portfolio value ("NPV") over a range of interest rate scenarios. NPV represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities (that is, the difference between incoming and outgoing discounted cash flows of assets and liabilities) with adjustments made for off-balance sheet items. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OCC provides a quarterly report on the potential impact of interest rate changes upon the market value of portfolio equity. Management reviews the quarterly reports from the OCC, which show the impact of changing interest rates on net portfolio value. The following table sets forth our NPV as of December 31, 2023 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest				NPV as % of
Rates In Basis Points	Net Portfolio Value			Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
(Dollars in thousands)
300bp	$58,780	$(13,947)	(19.2)%	26.4%	(3.1)%
200	63,144	(9,583)	(13.2)%	27.5%	(2.0)%
100	67,743	(4,984)	(6.9)%	28.5%	(1.0)%
Static	72,727	—	—	29.5%	—
-100	75,239	2,512	3.5%	29.6%	0.1%
-200	77,083	4,356	6.0%	29.4%	(0.1)%

Net Interest Income Analysis. In addition to modeling changes in NPV, we also analyze potential changes to net interest income (“NII”) for a 12-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2023.

Change in Interest
Rates in Basis Points	Net Interest
(Rate Shock)	Income	$ Change	% Change
(Dollars in thousands)
300bp	$5,985	$(239)	(3.8)%
200	6,169	(55)	(0.9)%
100	6,251	27	0.4%
Static	6,224	—	0.0%
-100	6,025	(199)	(3.2)%
-200	5,833	(391)	(6.3)%

The table above indicates that as of December 31, 2023, in the event of an immediate and sustained 300 basis point increase in interest rates, our net interest income for the twelve months ending December 31, 2024 would be expected to decrease by $239,000, or 3.8% to $6.0 million.

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

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from the sale and maturities of securities. We also have the ability to borrow from the FHLB of Chicago and a $10.0 million unsecured Fed Funds facility with BMO Harris Bank. The Bank is eligible to borrow up to a total of $72.2 million and $68.6 million at December 31, 2023 and 2022, respectively, which would be collateralized by $102.6 million and $86.6 million of first mortgage loans under a blanket lien arrangement at December 31, 2023 and 2022, respectively. Additionally, we had no outstanding balance with BMO Harris Bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $431,000 and $3.0 million for the years ended December 31, 2023 and 2022, respectively. Net cash provided by or (used in) investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $25.0 million and $(44.5) million for the years ended December 31, 2023 and 2022, respectively. Net cash used in financing activities, consisting primarily of the activity in deposit accounts, proceeds from the issuance of common stock and FHLB of Chicago advances, was $7.1 million and $67.0 million for the years ended December 31, 2023 and 2022, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2023, totaled $46.6 million. While we historically have experienced strong deposit retention, many of the new time deposits were brought in with a growth pricing strategy. As such, we expect a decrease in the time deposits as these mature during 2024. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

As of December 31, 2023, North Shore Trust and Savings was well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2020, North Shore Trust and Savings elected to begin using the CBLR. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 8% in 2020, 8.5% in 2021 and 9% in 2022, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. North Shore Trust and Savings’ Tier 1 capital to Average Assets was 24.72% and 24.81% at December 31, 2023 and 2022, respectively.

Off-Balance Sheet Arrangements. At December 31, 2023, we had $3.8 million of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $4.1 million at December 31, 2023.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2023.

	Total Amounts Committed at	Amount of Commitment Expiration – Per Period
	December 31, 2023	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Unused line of credit	$4,050	$561	$927	$247	$2,315
Commitments to originate loans	3,770	3,770	—	—	—
Total commitments	$7,820	$4,331	$927	$247	$2,315

Contractual Cash Obligations. The following table summarizes our contractual cash obligations at December 31, 2023.

	Total at	Payments Due By Period
	December 31, 2023	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Time deposits	$67,255	$46,637	$13,945	$6,673	$—
Other borrowings	5,000	—	5,000	—	—
Total contractual obligations	$72,255	$46,637	$18,945	$6,673	$—

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

In March 2022, FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance and related disclosures for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requiring an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. Early adoption of the amendments in this update is permitted. An entity may elect to early adopt the amendments regarding TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. As of January 1, 2023, we adopted ASU No. 2022-02, which superseded the current disclosure requirements for TDRs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Exposure to Changes in Interest Rates”.

Item 8. Financial Statements and Supplementary Data

The consolidated Financial Statements, including supplemental data, of NSTS Bancorp, Inc. and its consolidated subsidiaries begins on page 47 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls & Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by NSTS Bancorp, Inc. in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to NSTS Bancorp, Inc.'s management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of NSTS Bancorp, Inc.’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Chief Executive Officer and our Chief Financial Officer have determined that NSTS Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2023, based on the specified criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, NSTS Bancorp, Inc.’s internal control over financial reporting.

Item 9B. Other Information

On March 27, 2024, the Board of Directors approved the amended and restated employment agreement by and among NSTS Bancorp, Inc., North Shore Trust and Savings and Stephen G. Lear. The amended and restated employment contract was revised to reflect the now current title and position of Mr. Lear of Chief Executive Officer, President and Chairman of the Board of NSTS Bancorp, Inc. and Chairman of the Board of North Shore Trust and Savings. In addition, the amended and restated employment agreement provides that upon termination of Mr. Lear’s employment for any reason, other than cause, we will provide for the continuation of the welfare benefits of medical, dental or other health coverage, at the same premium cost to Mr. Lear and at the same coverage level as in effect as of the effective date of termination until the eighteen month anniversary of the effective date of termination. A copy of the amended and restated employment agreement with Mr. Lear is filed as an exhibit to this Annual Report on Form 10-K.

Additionally, on March 27, 2024, the Board of Directors approved the employment agreement by and among NSTS Bancorp, Inc., North Shore Trust and Savings and Nathan E. Walker, President and Chief Executive Officer of North Shore Trust and Savings and Executive Vice President of NSTS Bancorp, Inc. The employment agreement has an initial term of three years, which extends automatically for one additional year on each anniversary of the effective date of the agreement, so that the remaining term is again three years, unless one party gives the other party written notice of nonrenewal at least 90 days prior to the applicable anniversary date. The employment agreement provides that Mr. Walker's base salary may be increased, but not decreased, at the discretion of the Board of Directors. In addition to the base salary, the agreement provides that Mr. Walker will be eligible to receive an annual bonus as may be determined by the Board of Directors. Mr. Walker is also eligible to participate in the NSTS Bancorp, Inc. 2023 Equity Incentive Plan as well as in any additional short-term incentive compensation or long-term or equity incentive plans that may be adopted by the Board of Directors in the future. Mr. Walker is also entitled to participate in all employee benefit plans arrangements and perquisites offered to our employees and officers, and the reimbursement of reasonable business expenses incurred in the performance of his duties. We may also provide Mr. Walker with reimbursement for monthly membership dues at a country club or similar club, and other perquisites such as an automobile allowance and/or cell phone expense reimbursement as determined by the Board of Directors.

The employment agreement is terminable with or without cause by us. Mr. Walker has no right to compensation or other benefits pursuant to the employment agreement for any period after termination for cause, as defined in the agreement. In the event we terminate Mr. Walker's employment without cause or Mr. Walker voluntarily resigns for “good reason” (i.e., a “qualifying termination event”), we will pay Mr. Walker a severance payment equal to the base salary that Mr. Walker would have received had he continued employment for the remainder of the then-current term. The severance payment will be paid as salary continuation in substantially equal installments in accordance with our regular payroll practice over the remainder of the then-current term. Mr. Walker must sign a general release of claims to receive the severance payment. A “good reason” condition for purposes of the employment agreement includes a material reduction in base salary, a material adverse change in responsibilities, titles, powers or duties, relocation of Mr. Walker's principal place of employment to a location more than 25 miles from his current principal place of employment, or material breach of the employment agreement by us. In addition, the agreement provides that upon termination of Mr. Walker’s employment for any reason, other than cause, we will provide for the continuation of the welfare benefits of medical, dental or other health coverage, at the same premium cost to Mr. Walker and at the same coverage level as in effect as of the effective date of termination until the eighteen month anniversary of the effective date of termination.

If a qualifying termination event occurs within 24 months following a change in control of NSTS Bancorp, Inc. or North Shore Trust and Savings, Mr. Walker would be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to two and one-half times the sum of (i) Mr. Walker's base salary, plus (ii) the average annual bonus earned by Mr. Walker for the three (3) years immediately preceding the year in which the change in control occurs. This change in control severance will be paid in a lump sum payment. Mr. Walker must sign a general release of claims to receive the change in control severance payment. Also, upon termination of employment, Mr. Walker will be required to adhere to a one-year non-solicitation restriction set forth in his employment agreement.

The employment agreement terminates upon Mr. Walker’s death, and in such event, his estate or beneficiary will be paid his accrued benefits through such date.

The foregoing description of Mr. Walker's employment agreement is a summary only, and accordingly, does not purport to be complete and is qualified in its entirety to the full text of the agreement, a copy of which is included as an exhibit to this Annual Report on Form 10-K.

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

The information required by this Item is incorporated herein by reference to the sections captioned “Proposal I – Election of Directors” and "Stockholder Proposals and Nominations" in NSTS Bancorp, Inc.'s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year (the “Proxy Statement”).

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the sections captioned “Executive and Director Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2023 regarding the Company’s equity compensation plans that have been approved by shareholders. The Company has no equity-based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and rights (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available for Issuance Under Plan (3)
2023 Equity Incentive Plan	465,500	$9.36	74,296
Total	465,500	$9.36	74,296

(1)    Consists of outstanding stock options to purchase 465,500 shares of common stock granted under the Company’s stock-based compensation plans.

(2)    Represents the weighted average exercise price of stock options granted in 2023.

(3)    Represents the number of available shares that may be granted as stock options and other stock awards under the 2023 Equity Incentive Plan.

(b)	Security Ownership of Certain Beneficial Owners

The information required by this Item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

(c)	Security Ownership of Management

The information required by this Item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

(d)	Changes in Control

Management knows of no arrangements, including any pledge by any person of securities of NSTS Bancorp, Inc., the operation of which may at a subsequent date result in a change in control of NSTS Bancorp, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections captioned “Transactions with Certain Related Persons,”  “Board Independence” and  “Meetings and Committees of the Board of Directors” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section captioned “Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules

Exhibit Number
2.1	Plan of Conversion of North Shore MHC, as amended (1)

3.1	Certificate of Incorporation of NSTS Bancorp, Inc. (1)

3.2	Bylaws of NSTS Bancorp, Inc. (1)

3.3	Amendment to Article III, Section 12 of the Bylaws of NSTS Bancorp, Inc. (3)

4.1	Description of NSTS Bancorp, Inc.'s securities registered under the Securities Exchange Act of 1934, as amended

10.1	Amended and Restated Employment Agreement by and among NSTS Bancorp, Inc., North Shore Trust and Savings and Stephen G. Lear dated March 27, 2024*

10.2	E mployment Agreement by and among NSTS Bancorp, Inc., North Shore Trust and Savings and Nathan E. Walker dated March 27, 2024*

10.3	Change in Control Severance Agreement by and between North Shore Trust and Savings and Carissa H. Schoolcraft dated January 18, 2022*(2)

10.4	Change in Control Severance Agreement by and between North Shore Trust and Savings and Amy L. Avakian dated January 18, 2022*(2)

10.5	Change in Control Severance Agreement by and between North Shore Trust and Savings and Christine E. Stickler dated January 18, 2022*(2)

10.6	NSTS Bancorp, Inc. 2023 Equity Incentive Plan*(4)

10.7	Form of Restricted Stock Award Grant Notice under the NSTS Bancorp, Inc. 2023 Equity Incentive Plan*(5)

10.8	Form of Stock Option Grant Notice under the NSTS Bancorp, Inc. 2023 Equity Incentive Plan*(5)

21.1	Subsidiaries of NSTS Bancorp, Inc.

23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC

24.1	Power of Attorney (set forth on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Concerning Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

* Indicates a management contract or compensatory plan.
(1) Filed as an exhibit to NSTS Bancorp, Inc.'s Registration Statement on Form S-1 (File No. 333-259483) and incorporated herein by reference.

(2) Filed as an exhibit to NSTS Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-41232) and incorporated herein by reference.

(3) Filed as an exhibit to NSTS Bancorp, Inc.'s Current Report on Form 8-K (File No. 001-41232) filed on March 31, 2023, and incorporated herein by reference.

(4) Filed as Appendix A to the Proxy Statement for the NSTS Bancorp, Inc. annual meeting of stockholders (File No. 001-41232) filed on April 14, 2023 and incorporated herein by reference.

(5) Filed as an exhibit to NSTS Bancorp, Inc.'s Current Report on Form 8-K (File No. 001-41232) filed on June 16, 2023, and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENT OF NSTS BANCORP, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

NSTS Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NSTS Bancorp, Inc. and its Subsidiary (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 18 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously acceptable generally accepted accounting principles. Our opinion is not modified with respect to this matter.

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

Chicago, Illinois

March 28, 2024

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	Year ended December 31,
	2023	2022
	(Dollars in thousands)
Assets:
Cash and due from banks	$1,000	$1,583
Interest-bearing bank deposits	30,388	11,564
Cash and cash equivalents	31,388	13,147
Time deposits with other financial institutions	1,991	4,477
Securities available for sale	82,135	121,205
Federal Home Loan Bank stock (FHLB)	550	550
Loans held for sale	380	—
Loans, net of unearned income	121,799	103,983
Allowance for credit losses on loans	(1,176)	(624)
Loans, net	120,623	103,359
Premises and equipment, net	5,285	5,035
Accrued interest receivable	758	852
Bank-owned life insurance (BOLI)	9,441	9,249
Other assets	4,225	6,332
Total assets	$256,776	$264,206
Liabilities:
Deposits:
Noninterest bearing	$12,424	$12,977
Interest-bearing
Demand and NOW checking	15,346	18,659
Money market	32,027	42,624
Savings	41,774	49,068
Time deposits over $250,000	9,975	8,801
Other time deposits	57,280	46,585
Total deposits	168,826	178,714
Escrow deposits	1,382	1,253
Other borrowings	5,000	—
Accrued expenses and other liabilities	4,023	3,697
Total liabilities	179,231	183,664
Stockholders' equity:
Common stock ($0.01 par value; 10,000,000 shares authorized; 5,315,261 and 5,397,959 shares outstanding at December 31, 2023 and December 31, 2022, respectively)	56	54
Treasury Stock, at cost (269,898 shares at December 31, 2023)	(2,381)	—
Additional paid-in capital	50,920	50,420
Retained earnings	41,055	45,291
Unallocated common shares held by ESOP	(3,882)	(4,098)
Accumulated other comprehensive loss, net	(8,223)	(11,125)
Total stockholders' equity	77,545	80,542
Total liabilities and stockholders' equity	$256,776	$264,206

See accompanying notes to consolidated financial statements

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended December 31,
	2023	2022
	(Dollars in thousands)
Interest income:
Loans, including fees	$4,360	$3,618
Securities
Taxable	2,506	2,013
Tax-exempt	396	402
Federal funds sold and other	348	259
Time deposits with other financial institutions	94	41
FHLB stock	24	15
Total interest income	7,728	6,348
Interest expense:
Deposits	1,336	764
Other borrowings	172	—
Total interest expense	1,508	764
Net interest income	6,220	5,584
Provision for (reversal of) credit losses	176	(230)
Net interest income after provision for (reversal of) credit losses	6,044	5,814
Noninterest income:
Gain on sale of mortgage loans	32	106
Loss on sale of securities	(1,794)	—
Rental income on office building	64	53
Service charges on deposits	270	291
Increase in cash surrender value of BOLI	192	178
Other	86	608
Total noninterest income	(1,150)	1,236
Noninterest expense:
Salaries and employee benefits	4,554	3,846
Equipment and occupancy	739	658
Data processing	684	632
Professional services	601	500
Advertising	104	90
Supervisory fees and assessments	140	142
Loan expenses	117	86
Deposit expenses	217	203
Director fees	216	223
Other	480	497
Total noninterest expense	7,852	6,877
(Loss) income before income taxes	(2,958)	173
Income tax expense (benefit)	999	146
Net (loss) income	$(3,957)	$27
Basic and diluted (loss) earnings per share	(0.79)	0.01
Weighted average shares outstanding	5,004,498	4,729,236

See accompanying notes to consolidated financial statements

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2023	2022
	(Dollars in thousands)
Net (loss) income	$(3,957)	$27
Unrealized net holding gain (loss) on securities
Unrealized net holding gain (loss) on securities arising during period, net of realized loss on sales of $1,794,000 and $0, in the years ended December 31, 2023 and 2022, respectively	4,058	(15,447)
Tax effect	(1,156)	4,403
Other comprehensive income (loss), net of taxes	2,902	(11,044)
Comprehensive loss	$(1,055)	$(11,017)

See accompanying notes to consolidated financial statements

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

						Accumulated
						other	Unallocated
	Common	Common	Treasury	Additional	Retained	comprehensive	Common Shares
	Shares	Stock	Stock	Paid-In Capital	earnings	loss	Held by ESOP	Total
		(Dollars in thousands)
Balance at January 1,2022	—	$—	$—	$—	$45,264	$(81)	$—	$45,183
Net income	—	—	—	—	27	—	—	27
Proceeds of stock offering and issuance of common shares (net of issuance costs of $2.5 million)	5,290,000	53	—	49,387	—	—	—	49,440
Issuance of common shares donated to the NSTS Charitable Foundation	107,959	1	—	1,008	—	—	—	1,009
Purchase of common shares by the ESOP (431,836 shares)	—	—	—	—	—	—	(4,319)	(4,319)
ESOP shares committed to be released	—	—	—	25	—	—	221	246
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	(11,044)	—	(11,044)
Balance at December 31, 2022	5,397,959	$54	$—	$50,420	$45,291	$(11,125)	$(4,098)	$80,542
Cumulative impact of ASU 2016-13	—	—	—	—	(279)	—	—	(279)
Net loss	—	—	—	—	(3,957)	—	—	(3,957)
ESOP shares committed to be released	—	—	—	(17)	—	—	216	199
Purchase of treasury stock from stock repurchase program	(269,898)	—	(2,381)	—	—	—	—	(2,381)
Compensation cost for stock options and restricted stock	—	—	—	519	—	—	—	519
Issuance of common shares for the restricted stock plan	187,200	2	—	(2)	—	—	—	—
Change in net unrealized gain on securities available for sale, net	—	—	—	—	—	2,902	—	2,902
Balance at December 31, 2023	5,315,261	$56	$(2,381)	$50,920	$41,055	$(8,223)	$(3,882)	$77,545

See accompanying notes to consolidated financial statements

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended December 31,
	2023	2022
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(3,957)	$27
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	266	267
Securities amortization and accretion, net	538	958
Loans originated for sale	(3,738)	(8,540)
Proceeds from sales of loans held for sale	3,390	8,750
Gain on sale of mortgage loans	(32)	(106)
Loss on sale of securities	1,794	—
Provision for (reversal of) credit losses	176	(230)
Earnings on bank owned life insurance	(192)	(178)
Issuance of common shares donated to North Shore Trust and Savings Charitable Foundation	—	1,009
ESOP expense	199	246
Stock based compensation expense	519	—
Change in deferred income taxes	990	64
Net change in accrued interest receivable and other assets	165	648
Net change in accrued expenses and other liabilities	313	74
Net cash provided by operating activities	431	2,989
Cash flows from investing activities:
Purchases of loans, net	—	(5,357)
Net change in portfolio loans	(17,816)	(1,238)
Principal repayments on mortgage-backed securities	8,207	16,165
Purchases of securities available for sale	—	(59,530)
Maturities and calls of securities available for sale	4,080	6,705
Sales of securities available for sale	28,509	—
Decrease (increase) in time deposits with other financial institutions, net	2,486	(1,008)
Purchases of premises and equipment, net	(516)	(215)
Net cash provided by (used in) investing activities	24,950	(44,478)
Cash flows from financing activities:
Net change in deposits	(9,888)	(106,907)
Net change in escrow deposits	129	(189)
Repayment of FHLB advance	—	(5,000)
Proceeds from FHLB advance	5,000	—
Proceeds from Federal Reserve Bank - Bank Term Funding Program	10,000	—
Repayment of Federal Reserve Bank - Bank Term Funding Program	(10,000)	—
Purchase of treasury shares	(2,381)	—
Net proceeds from issuance of common shares	—	49,440
Loan to ESOP	—	(4,319)
Net cash used in financing activities	(7,140)	(66,975)
Net change in cash and cash equivalents	18,241	(108,464)
Cash and cash equivalents at beginning of period	13,147	121,611
Cash and cash equivalents at end of period	$31,388	$13,147
Supplemental disclosures of cash flow information:
Cash paid during the period for: Interest	1,464	766

See accompanying notes to consolidated financial statements

Note 1: Summary of Significant Accounting Policies

The accompanying consolidated financial statements (“the financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to practices within the banking industry.

Nature of Operations

NSTS Bancorp, Inc. was formed to serve as the stock holding company for North Shore Trust and Savings (the “Bank”) in connection with the conversion of North Shore Trust and Savings, NSTS Financial Corporation and North Shore MHC, from the mutual to the stock form of organization, which was completed on January 18, 2022. The audited financial statements as well as other financial information at or prior to January 18, 2022 contained in this Annual Report on Form 10-K relate solely to the consolidated financial results of North Shore MHC and its consolidated subsidiaries, NSTS Financial Corporation and North Shore Trust and Savings.

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

The Bank operates primarily in the northern suburbs of Chicago, Illinois. The Bank offers a variety of financial services to customers in the surrounding community. Financial services consist primarily of one to four-family mortgage loans, savings accounts, and certificate of deposit accounts. There are no significant concentrations of loans to any one industry or customer. The Bank’s exposure to credit risk is significantly affected by changes in the economy in the Bank’s market area.

All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in prior year financial statements have been reclassified to conform to the 2023 presentation.

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

The Employee Retention Credit was recorded during the second quarter of 2022, when the Bank determined it was eligible. The credit is recorded as other non-interest income and offsets $503,000 of salaries and employee benefits expense previously recorded during 2021. During 2023, the Bank has received $259,000 of the Employee Retention Credit, which represents the tax credit for the quarter ended June 30, 2021. The Bank cannot reasonably estimate when it will receive the remaining refunds. A receivable is recorded in other assets on the consolidated balance sheets to reflect the remaining amount of the credit yet to be received. The CARES Act and related Employee Retention Credit was terminated as of September 30, 2021, and therefore the Company does not expect to file for any additional refunds.

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

The determination of the adequacy of the allowance for credit losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will sell, the security before recovery of its amortized cost basis.  If either of the aforementioned criteria exists, the Company will record an ACL related to securities available-for-sale with an offsetting entry to the provision for credit losses on securities on the income statement. Losses are charged against the allowance when management believes the available-for-sale security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale securities, totaling $351,000 as of December 31, 2023, is excluded from the estimate of credit losses.  If either of these criteria does not exist, the Company will evaluate the securities individually to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors, such as market interest rate fluctuations.

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

Prior to the adoption of ASU No. 2016-13 (CECL) on January 1, 2023, the Company evaluated its available-for-sale securities in accordance with the methodology specified in the preceding paragraph except that the credit portion of the impairment would reduce the amortized cost basis of the security.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market price and is carried at cost of $550,000 at December 31, 2023 and 2022 and is evaluated for impairment at each reporting date.

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

Loans

The Bank’s loan portfolio includes segments for mortgage loans and consumer loans. Mortgage loans include classes for one to four-family, construction, multi-family, and commercial.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge offs, the allowance for credit losses on loans, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to the related loan yield using the interest method, adjusted for prepayments.

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

Allowance for Credit Losses on Loans

The ACL is calculated according to GAAP standards and is maintained by management at a level believed adequate to absorb estimated credit losses that are expected to occur within the existing loan portfolio through their contractual terms.  The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans.  Determination of the ACL is inherently subjective in nature since it requires significant estimates and management judgment, and includes a level of imprecision given the difficulty of identifying and assessing the factors impacting loan repayment and estimating the timing and amount of losses.  While management utilizes its best judgment and information available, the ultimate adequacy of the ACL is dependent upon a variety of factors beyond the Company’s direct control, including, but not limited to, the performance of the loan portfolio, consideration of current economic trends, changes in interest rates and property values, estimated losses on pools of homogeneous loans based on an analysis that uses historical loss experience for prior periods, portfolio growth and concentration risk, management and staffing changes, the interpretation of loan risk classifications by regulatory authorities and other credit market factors.  While each component of the ACL is determined separately, the entire balance is available for the entire loan portfolio.

The ACL methodology consists of measuring loans on a collective (pool) basis when similar risk characteristics exist.  The Company has identified five loan portfolios and measures the ACL using the Scaled CECL Allowance for Losses Estimator (“SCALE”) method. The loan portfolios are one to four-family residential real estate, commercial real estate, multi-family real estate, construction and consumer. The SCALE method uses publicly available data from Schedule RI-C of the Call Report to derive the initial proxy expected lifetime loss rates. These proxy expected lifetime loss rates are then adjusted for bank-specific facts and circumstances to arrive at the final ACL estimate that adequately reflects the Company’s loss history and credit risk within our portfolio.

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

Commercial real estate and multi-family residential lending involve a greater degree of risk than one - to four -family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions of rental housing units, office and retail space and other commercial space in the project’s market area. We attempt to minimize these risks for loans we originate by soliciting loans from businesses with existing operating performance. We also use conservative debt coverage ratios in our underwriting, and periodically monitor the operation of the business or project and the physical condition of the property.

Construction lending is generally originated with a loan-to-value ratio, based on the estimated cost to construct, less than or equal to 80%. Additionally, the construction loan terms generally include interest only payments for the first 18 months. The overall costs of construction, building material supply chain and health of the economy, including housing prices, will have an effect on the credit quality in this segment.

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

The qualitative factors applied to each loan portfolio consist of the impact of other internal and external qualitative and credit market factors as assessed by management through a detailed loan review, ACL analysis and credit discussions.  These internal and external qualitative and credit market factors include:

●	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs and recovery practices;
●	changes in international, national, regionally and local conditions;
●	changes in the experience, depth and ability of lending management;
●	changes in the volume and severity of past due loans and other similar loan conditions;
●	changes in the nature and volume of the loan portfolio and terms of loans;
●	the existence and effect of any concentrations of credit and changes in the levels of such concentrations;
●	effects of other external factors, such as competition, legal or regulatory factors, on the level of estimated credit losses;
●	changes in the quality of our loan review functions; and
●	changes in the value of underlying collateral for collateral dependent loans.

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

The Company’s ACL methodology is intended to reflect all loan portfolio risk, but management recognizes the inability to accurately depict all future credit losses in a current ACL estimate, as the impact of various factors cannot be fully known.  Accrued interest receivable on loans, totaling $392,000 as of December 31, 2023, is excluded from the amortized cost basis of financing receivables for the purpose of determining the allowance for credit losses.

Allowance for Credit Losses on Unfunded Loan Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk by a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The ACL related to off-balance sheet credit exposures, which is within other liabilities on the Company’s Consolidated Balance Sheet, is estimated at each balance sheet date under the CECL model, and is adjusted as determined necessary through the provision for credit losses on the statement of operations.  The estimate for ACL on unfunded loan commitments includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Prior to the implementation of ASU No. 2016-13 (CECL) on January 1, 2023, the allowance for credit losses was subject to the guidance included in ASC 310 and ASC 450. Under that guidance, the Company was required to use an incurred loss methodology to estimate credit losses that were estimated to be incurred in the loan portfolio and that could ultimately materialize into confirmed losses in the form of charge-offs. The incurred loss methodology was a backward-looking approach to loss recognition and based on the concept of a triggering event having taken place, causing a loss to be inherent within the portfolio. Additionally, loans that were identified as impaired under the definition of ASC 310, were required to be assessed on an individual basis. The allowance for credit losses and resulting provision expense levels for comparative periods presented were estimated in accordance with these requirements.

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

Other Real Estate Owned

Property acquired in satisfaction of debt or through foreclosure is carried at the lower of cost or market value less estimated costs to sell. At foreclosure, if the fair value of the property acquired is less than the recorded investment in the related loan, a reduction in the carrying amount of the loan is recognized with a charge to the allowance for credit losses. The cost of carrying the assets subsequent to foreclosure and any decrease in the market value occurring after that date are charged to operating expenses as incurred.

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

Note 2: Securities

The amortized cost and estimated fair value of debt securities at December 31, 2023 and 2022, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties, therefore, these securities have been included in 1 to 5 years based on average remaining life.

December 31, 2023	U.S. Treasuries	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
		(Dollars in thousands)
1 year or less	$2,973	$—	$1,292	$—	$—	$4,265
1 to 5 years	—	4,769	1,461	8,976	12,919	28,125
5 to 10 years	—	4,337	882	19,777	9,756	34,752
After 10 years	—	—	9,935	1,598	3,460	14,993
Fair value	$2,973	$9,106	$13,570	$30,351	$26,135	$82,135
Gross unrealized gains	—	—	1	—	—	1
Gross unrealized losses	(22)	(1,128)	(1,882)	(4,533)	(3,938)	(11,503)
Amortized cost	$2,995	$10,234	$15,451	$34,884	$30,073	$93,637

December 31, 2022	U.S. Treasuries	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
		(Dollars in thousands)
1 year or less	$2,433	$1,007	$528	$—	$—	$3,968
1 to 5 years	4,855	11,511	5,394	20,033	22,809	64,602
5 to 10 years	—	8,872	2,655	15,046	11,848	38,421
After 10 years	—	—	11,060	659	2,495	14,214
Fair value	$7,288	$21,390	$19,637	$35,738	$37,152	$121,205
Gross unrealized gains	—	—	6	—	—	6
Gross unrealized losses	(155)	(1,870)	(2,972)	(5,464)	(5,105)	(15,566)
Amortized cost	$7,443	$23,260	$22,603	$41,202	$42,257	$136,765

As of December 31, 2023 and 2022, no securities were pledged to secure public deposits or for other purposes as required or permitted by law. At December 31, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of equity.

Information pertaining to securities with gross unrealized losses at December 31, 2023 and 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Treasuries	$—	$—	$2,973	$22	$2,973	$22
U.S. government agency obligations	—	—	9,106	1,128	9,106	1,128
Municipal obligations	279	1	12,796	1,881	13,075	1,882
Mortgage-backed residential obligations	—	—	30,351	4,533	30,351	4,533
Collateralized mortgage obligations	—	—	26,135	3,938	26,135	3,938
Total	$279	$1	$81,361	$11,502	$81,640	$11,503
December 31, 2022
U.S. Treasuries	$7,288	$155	$—	$—	$7,288	$155
U.S. government agency obligations	17,274	1,296	4,116	574	21,390	1,870
Municipal obligations	16,823	2,349	2,037	623	18,860	2,972
Mortgage-backed residential obligations	14,365	1,618	21,373	3,846	35,738	5,464
Collateralized mortgage obligations	21,449	2,014	15,703	3,091	37,152	5,105
Total	$77,199	$7,432	$43,229	$8,134	$120,428	$15,566

At December 31, 2023 and 2022, certain investment securities were in unrealized loss positions. There were no securities with identified credit losses at December 31, 2023, and no securities with other than temporary impairment losses at December 31, 2022. Unrealized losses have not been recognized into income because, based on management's evaluation, the decline in fair value is largely due to increased market rates, temporary market conditions and trading spreads, and, as such, are considered to be temporary by the Bank. In addition, management has the intent and ability to hold the securities until they mature or they recover their carrying values.

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

The Bank holds two classifications of municipal bonds, general obligation bonds and revenue bonds. General obligation bonds are backed by the general revenue of the issuing municipality, while revenue bonds are supported by a specific revenue source. All general obligation and revenue bonds have a bond rating of investment grade by Standard and Poor's or Moody's Investor Services or are not rated. There have been no declines in investment grade ratings on bonds in a loss position and as of December 31, 2023, all municipal bonds are paying as agreed.

The following table represents the proceeds from the sale of securities available-for-sale and the related gross gains and losses during the periods presented.

	At December 31,
	2023	2022
	(Dollars in thousands)
Sales of securities available for sale	$28,509	$—
Gross gain realized on the sale of securities available for sale	—	—
Gross loss realized on the sale of securities available for sale	(1,794)	—

Note 3: Loans

A summary of loans by major category as of December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
First mortgage loans
1-4 family residential	$111,081	$95,584
Multi-family	3,111	3,237
Commercial	3,835	3,921
Construction	2,508	—
Total first mortgage loans	120,535	102,742
Consumer loans	248	249
Total loans	120,783	102,991
Net deferred loan costs	1,016	992
Allowance for credit losses on loans	(1,176)	(624)
Total loans, net	$120,623	$103,359

First mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balance of these loans totaled $13.2 million and $13.7 million at December 31, 2023 and 2022, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were $231,000at December 31, 2023 and 2022.

In the normal course of business, loans are made by the Bank to directors and officers of the Company and the Bank (related parties). The terms of these loans, including interest rate and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectability. At December 31, 2023 and 2022, such borrowers were indebted to the Bank in the aggregate amount of $550,000 and $597,000, respectively.

Note 4: Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses and allowance for loan losses for the years ended December 31, 2023 and 2022:

	December 31, 2023
	1-4 family residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Year ended:
Beginning balance	$581	$19	$19	$—	$5	$624
Cumulative effect of change in accounting principle	335	23	29	—	(3)	384
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
Provision for (release of) credit losses	178	(2)	(11)	4	(1)	168
Ending balance	$1,094	$40	$37	$4	$1	$1,176

	December 31, 2022
	1-4 family
	residential	Multi-family	Commercial	Consumer	Total
	(Dollars in thousands)
Year ended:
Beginning balance	$675	$69	$25	$10	$779
Charge-offs	—	—	—	—	—
Recoveries	75	—	—	—	75
Net recoveries	75	—	—	—	75
Release of loan losses	(169)	(50)	(6)	(5)	(230)
Ending balance	$581	$19	$19	$5	$624

The ACL on loans excludes $14,000 of allowance for off-balance sheet exposures as of December 31, 2023 recorded within Other Liabilities on the Consolidated Balance Sheets.

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2022 were as follows:

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

As of December 31, 2023, collateral dependent loans totaled $200,000 in the one to four-family residential loan segment. These loans are collateralized by residential real estate and have no ACL as of December 31, 2023. There were no other collateral dependent loans as of December 31, 2023.

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

The following tables present the credit risk profile of the Company's loan portfolio based on risk rating category and year of origination as of December 31, 2023 and the risk rating category and class of loan as of December 31, 2022.

	As of December 31, 2023
	Term loans amortized cost basis by origination year
	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$23,395	$18,950	$19,605	$47,517	$1,414	$—	$110,881
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	200	—	—	200
Total 1-4 family residential	23,395	18,950	19,605	47,717	1,414	—	111,081
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Multi-family
Pass	—	—	239	2,872	—	—	3,111
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total multi-family	—	—	239	2,872	—	—	3,111
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Commercial
Pass	186	—	100	3,399	150	—	3,835
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total commercial	186	—	100	3,399	150	—	3,835
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Construction
Pass	2,508	—	—	—	—	—	2,508
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total construction	2,508	—	—	—	—	—	2,508
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Consumer
Pass	122	95	28	3	—	—	248
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total consumer	122	95	28	3	—	—	248
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Total	$26,211	$19,045	$19,972	$53,991	$1,564	$—	$120,783

	Pass	Special Mention	Substandard	Doubtful	Total loans
	(Dollars in thousands)
December 31, 2022
1-4 family residential	$95,353	$43	$188	$—	$95,584
Multi-family	3,237	—	—	—	3,237
Commercial	3,921	—	—	—	3,921
Consumer	249	—	—	—	249
Total	$102,760	$43	$188	$—	$102,991

The aging of the Bank’s loan portfolio as of December 31, 2023 and 2022, is as follows:

	31-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loan Balance
	(Dollars in thousands)
December 31, 2023
1-4 family residential	$131	$—	$200	$331	$110,750	$111,081
Multi-family	—	—	—	—	3,111	3,111
Commercial	—	—	—	—	3,835	3,835
Construction	—	—	—	—	2,508	2,508
Consumer	—	—	—	—	248	248
Total	$131	$—	$200	$331	$120,452	$120,783
December 31, 2022
1-4 family residential	$28	$—	$154	$182	$95,402	$95,584
Multi-family	—	—	—	—	3,237	3,237
Commercial	—	—	—	—	3,921	3,921
Consumer	—	—	—	—	249	249
Total	$28	$—	$154	$182	$102,809	$102,991

The following table presents the amortized cost basis of loans on nonaccrual status recorded at December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual
(Dollars in thousands)
First mortgage loans
1-4 family residential	$200	$200	$154
Multi-family	—	—	—
Commercial	—	—	—
Construction	—	—	—
Consumer loans	—	—	—
Total loans	$200	$200	$154

Loans individually evaluated for impairment by class of loans as of December 31, 2022 were are follows:

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(Dollars in thousands)
December 31, 2022
With no related allowance recorded
1-4 family residential	$429	$635	$—	$442	$29
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$429	$635	$—	$442	$29
With a related allowance recorded
1-4 family residential	$444	$444	$69	$452	$21
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$444	$444	$69	$452	$21
Total individually assessed as of December 31, 2022	$873	$1,079	$69	$894	$50

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

As of January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures, see Note 1. There were no modifications on loans to borrowers experiencing financial difficulty during the year ended December 31, 2023. There were no new troubled debt restructurings during the year ended December 31, 2022.

Note 5: Premises and Equipment

The components of premises and equipment as of December 31, 2023 and 2022, are as follows:

	2023	2022
	(Dollars in thousands)
Land and improvements	$2,940	$2,703
Building and improvements	7,012	6,768
Furniture and equipment	1,424	1,390
Total gross equipment	11,376	10,861
Less accumulated depreciation	6,091	5,826
Premises and equipment, net	$5,285	$5,035

Note 6: Other Real Estate Owned

There was no other real estate owned ("OREO") at December 31, 2023 and 2022. Additionally, there was no movement in OREO during the years ended December 31, 2023 and 2022.

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $64,000 as of December 31, 2023. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of December 31, 2022.

Note 7: Deposits

As of December 31, 2023, for years below ended December 31, the scheduled maturities of time deposits are as follows:

Years Ended	Amount
(Dollars in thousands)
2024	$46,637
2025	10,080
2026	3,865
2027	1,696
2028 and beyond	4,977
Total	$67,255

In the normal course of business, deposit accounts are held by directors and officers of the Bank (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At December 31, 2023 and 2022, total deposits held by directors and officers of the Company and the Bank were $739,000 and $724,000, respectively.

Note 8: Other Borrowings

During the year ended December 31, 2023, the Company borrowed $5.0 million from the FHLB Chicago at a rate of 4.78% for 24 months, payable on June 20, 2025. The advance is collateralized by loans pledged to the FHLB and is payable at maturity, with a prepayment penalty if repayment is made prior to the maturity date.

Additionally, during the fourth quarter of 2023, the Company borrowed $10.0 million from the Federal Reserve Bank of Chicago as part of the Bank Term Funding Program, at a rate of 5.31% for 12 months, payable in November 2024. The borrowing was repaid in December 2023. The borrowing was collateralized by securities pledged to the FRB and was payable at maturity with no prepayment penalty.

The following table shows certain information regarding our borrowings at or for the dates indicated:
	At or For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
FHLB of Chicago advances and other borrowings:
Average balance outstanding	$3,461	$1,945
Maximum amount outstanding at any month-end during the period	15,000	5,000
Balance outstanding at end of period	5,000	—
Average interest rate during the period	5.0%	0.0%
Weighted average interest rate at end of period	4.8%	0.0%

The following table shows the outstanding advances, additional borrowing capacity and total borrowing capacity from the FHLB Chicago at the dates presented.

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Outstanding advances	$5,000	$—
Additional borrowing capacity	72,200	68,586
Total borrowing capacity	$77,200	$68,586

The eligible borrowings are collateralized by  $102.6 million and  $86.6 million of first mortgage loans under a blanket lien arrangement at December 31, 2023 and 2022 , respectively. Additionally, at December 31, 2023 and 2022 we had a $10.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2023 and 2022.

Note 9: Income Taxes

Income tax expense for the years ended December 31, 2023 and 2022, is summarized as follows:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Current expense (benefit)
Federal	$9	$(133)
State	—	—
Total current expense (benefit)	9	(133)

Deferred (benefit) expense	(1,150)	64
Change in valuation allowance	2,140	215
Total deferred expense	990	279
Total income tax expense	$999	$146

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

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
(Loss) Income before income tax expense	$(2,958)	$173
Tax benefit (expense) at statutory federal rate of 21% applied to income before income tax benefit (expense)	621	(36)
State income tax benefit (expense), net of federal effect	222	(13)
Tax-exempt security and loan income, net of TEFRA adjustments	77	83
BOLI	40	37
Change in valuation allowance	(2,140)	(150)
Other	181	(67)
Total income tax expense	$(999)	$(146)
Effective tax rate	(33.8)%	(84.4)%

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022, are as follows:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Deferred tax assets
Allowance for credit losses	$339	$178
Deferred compensation	556	481
Retirement plans	181	55
Premises held for sale impairment	101	101
Unrealized loss on securities available-for-sale	3,279	4,435
Federal net operating loss carryforwards	1,042	358
Other	15	38
State net operating loss carryforwards	532	371
Gross deferred tax assets	6,045	6,017
Valuation allowance	(2,661)	(521)
Net deferred tax assets	3,384	5,496
Deferred tax liabilities
FHLB stock dividends	(101)	(101)
Accumulated depreciation	(4)	(80)
Deferred tax liabilities	(105)	(181)
Net deferred tax asset	$3,279	$5,315

The Bank does not expect the total amount of unrecognized tax benefits to change significantly in the next twelve months. Gross Federal net operating losses (NOL) as of December 31, 2023 and 2022 are $5.0 million, and $1.7 million, respectively. A portion of the Federal NOL, related to charitable contributions, totaling $1.3 million, as of December 31, 2023, will expire in 2027. The remainder of the Federal NOL does not expire. During 2023, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the four-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2023, a full valuation allowance of $2.1 million on Federal NOLs and other temporary differences, other than those arising from the unrealized loss on securities available-for-sale, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

NOL carryforwards for state income tax purposes were approximately $5.6 million and $3.9 million at December 31, 2023 and 2022, respectively, and will begin expiring in 2024. Due to the uncertainty that the Bank will be able to generate future state taxable income sufficient to utilize the net operating loss carryforwards, a full valuation allowance of $532,000 has been recorded on the related deferred tax asset.

There were no uncertain tax positions outstanding as of December 31, 2023 and 2022. As of December 31, 2023, tax years remaining open for State of Illinois and Wisconsin were 2019 through 2022. Federal tax years that remained open were 2020 through 2022. As of December 31, 2023, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, common equity Tier 1 capital to total risk-weighted assets and of Tier I capital to average assets, as such individual components and calculations are defined by related standards. As of December 31, 2023, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category.

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total assets (i.e., leverage ratio) exceeds 9% subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. The Bank elected to begin using CBLR for the first quarter of 2020. Management believes, as of December 31, 2023, that the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios as of December 31, 2023 and 2022, are presented below:

	Actual		Minimum Required to be Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2023
Tier 1 capital (to Average Assets)	$63,258	24.72%	$23,031	>9%

As of December 31, 2022
Tier 1 capital (to Average Assets)	$65,634	24.81%	$23,809	>9%

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

Note 11: Benefit Plans

Management implemented a 401(k)-benefit plan during 2007. Employee contributions are matched up to the first 6% of compensation contributed by the employee. Employer match contributions totaled $161,000 for 2023 and $150,000 for 2022.

As part of the conversion, North Shore Trust and Savings established the Employee Stock Ownership Plan ("ESOP") for its employees. Shares of the ESOP will be released and allocated to employees based on the ratio of each such participant's compensation. Refer to Note 12 for additional information surrounding the ESOP and related expenses.

The Bank sponsors a noncontributory Profit-Sharing Plan covering all employees who have worked more than 1,000 hours during the plan year. Profit sharing expense for the years ended 2023 and 2022 was $0.

Note 12: Stock Based Compensation

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

ESOP compensation represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends, if any, on  allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. The ESOP compensation expense for the year ended December 31, 2023 and 2022 was $199,000 and $246,000

Shares held by the ESOP were as follows:

	As of December 31,
	2023	2022
	(Dollars in thousands)
Shares allocated	43,624	22,009
Unallocated	388,212	409,827
Total ESOP shares	431,836	431,836

Fair value of unearned shares as of December 31, 2023 and December 31, 2022 respectively	$3,692	$4,152

Equity Incentive Plan

At the Company's annual meeting of stockholders held on May 24, 2023, stockholders approved the NSTS Bancorp, Inc. 2023 Equity Incentive Plan (“2023 Equity Plan”), which provides for the granting of up to 755,714 shares (215,918 shares of restricted stock and 539,796 shares available for future grants of stock options) of the Company’s common stock pursuant to equity awards made under the 2023 Equity Plan.

Stock options granted under the 2023 Equity Plan generally vest in equal annual installments over a service period of five years beginning on the date of grant. The vesting of the options accelerates upon death, disability or an involuntary termination at or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. In June 2023, the Company granted 465,500 stock options under the 2023 Equity Plan. As of December 31, 2023, the Company has 74,296 shares available for future grants of stock options under the 2023 Equity Plan.

The fair value of stock options granted is estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of 3.82%, volatility of 29.0% and a dividend yield of 0.0%. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the common stock of the Company and other similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to first draw on treasury stock as the source for shares. The weighted average grant date fair value of stock options granted during the year ended December 31, 2023 was $3.56.

The following is a summary of the Company's stock option activity and related information for the periods presented. There was no stock option activity for the year ended December 31, 2022.

Stock Option	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Options, outstanding January 1, 2023	—	$—	$—
Granted	465,500	9.36
Vested	(23,000)	9.36
Forfeited	—	—
Options, outstanding December 31, 2023	442,500	$9.36	$66
Exercisable - End of Period	23,000	$9.36	$3

(1) Dollars in thousands.

Expected future expense relating to the non-vested options outstanding as of December 31, 2023 is $1.4 million over a weighted average period of 4.5 years. As of December 31, 2023, the Company had 442,500 in nonvested stock options with a weighted average remaining life of 9.5 years.

Restricted shares granted under the 2023 Equity Plan generally vest in equal annual installments over a service period of five years beginning on the date of grant. The vesting of the awards accelerates upon death, disability or an involuntary termination at or following a change in control of the Company. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determines the fair value of restricted shares under the 2023 Equity Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.

On June 15, 2023, the Company granted to employees, under the 2023 Equity Plan, 187,200 shares of restricted stock with a total grant-date fair value of $1.8 million. These restricted stock awards vest in equal installments over a five-year period beginning one year from the date of grant. As of December 31, 2023, the Company has 28,718 shares of restricted stock available for future grants under the 2023 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of December 31, 2023 and changes thereto during the period presented.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Nonvested balance as of December 31, 2022	—	$—
Granted	187,200	9.36
Vested	(9,200)	9.36
Forfeited	—	—
Nonvested balance as of December 31, 2023	178,000	$9.36

Expected future expense related to the non-vested restricted shares outstanding as of period end is $1.5 million over a weighted average period of 4.5 years.

The following table presents the stock based compensation expense for the periods presented.

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Stock option expense	$252	$—
Restricted stock expense	267	—
Total stock based compensation expense	$519	$—

For the year ended December 31, 2023, the total deferred tax benefit related to the $519,000 of stock based compensation expense was $123,000. Due to the passing of Director Dolan, 23,000 stock options and 9,200 restricted stock awards vested during the fourth quarter of the year ended December 31, 2023. The early vesting of the stock options and restricted stock awards resulted in an additional expense of $73,000 and $77,000, respectively, during the year ended December 31, 2023.

Note 13: Commitments and Contingencies

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of the Bank.

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At December 31, 2023 and 2022, unused lines of credit and outstanding commitments to originate loans were as follows:

	2023	2022
	(Dollars in thousands)
Unused line of credit	$4,050	$2,872
Commitments to originate loans	3,770	793
Total commitments	$7,820	$3,665

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

There have been no changes in the methodologies used at December 31, 2023 and 2022.

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

Individually Evaluated (Nonrecurring)

Individually evaluated (formerly, impaired) loans are recorded at fair value on a nonrecurring basis. The fair value of loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a quarterly basis for additional credit losses and adjusted accordingly.

The following table presents the Bank’s assets that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2023 and 2022:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2023
Securities Available-for-sale
U.S. Treasuries	$2,973	$2,973	$—	$—
U.S. government agency obligations	9,106	—	9,106	—
Municipal obligations	13,570	—	13,570	—
Mortgage-backed residential obligations	30,351	—	30,351	—
Collateralized mortgage obligations	26,135	—	26,135	—
Total	$82,135	$2,973	$79,162	$—
December 31, 2022
Securities Available-for-sale
U.S. Treasuries	$7,288	$7,288	$—	$—
U.S. government agency obligations	21,390	—	21,390	—
Municipal obligations	19,637	—	19,637	—
Mortgage-backed residential obligations	35,738	—	35,738	—
Collateralized mortgage obligations	37,152	—	37,152	—
Total	$121,205	$7,288	$113,917	$—

The Bank may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There were no assets measured at fair value on a nonrecurring basis as of December 31, 2023 and the valuation techniques used to measure nonrecurring Level 3 fair value measurements as of December 31, 2023 and 2022, were as follows:

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

Fair value estimates, methods and assumptions for the Company’s financial instruments that are not recorded at fair value on a recurring or non-recurring basis are set forth below.

Loans, net: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories. Estimated fair value of loans is determined using a discounted cash flow model that employs an exit discount rate that reflects the current market pricing for loans with similar characteristics and remaining maturity, adjusted for estimated credit losses inherent in the portfolio at the balance sheet date.

Interest-bearing deposits: The fair value of interest-bearing deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using rates for currently offered deposits of similar remaining maturities.

Other borrowings: The fair value of borrowings is based on securities dealers’ estimated fair values, when available, or estimated using discounted cash flow analysis. The discount rates used approximate the rates offered for similar borrowings of similar remaining terms.

Certain financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The carrying value of these financial instruments assumes to approximate the fair value of these instruments. These instruments include cash and cash equivalents,  non-interest-bearing deposit accounts, time deposits with other financial institutions, FHLB stock, escrow deposits and accrued interest receivable and payable.

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
December 31, 2023
Financial assets:
Loans, net	$120,623	$—	$—	$110,288	$110,288
Loans held for sale	380	—	387	—	387
Financial liabilities:
Interest-bearing deposits	156,402	—	156,092	—	156,092
Other borrowings	5,000	—	4,990	—	4,990

December 31, 2022
Financial assets:
Loans, net	$103,359	$—	$—	$94,779	$94,779
Financial liabilities:
Interest-bearing deposits	165,737	—	165,535	—	165,535

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

There were no securities or other contracts that had a dilutive effect during the twelve months ended December 31, 2023 and 2022, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for purposes of the EPS calculation.

	Year Ended December 31,
	2023	2022

Net (loss) income applicable to common shares	$(3,957)	$27

Average number of common shares outstanding	5,404,371	5,131,758
Less: Average unallocated ESOP shares	399,873	402,522
Average number of common shares outstanding used to calculate basic earnings per common share	5,004,498	4,729,236
(Loss) Earnings per common share basic and diluted	$(0.79)	$0.01

All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS. The computation of diluted earnings per share excludes certain outstanding share option awards that were outstanding and anti-dilutive, since the grant date fair value of these outstanding share option awards exceeded the average market price of the Company's common shares.

Note 17: Condensed Parent Only Financial Information

The Parent Company’s condensed balance sheet and related condensed statements of operations and cash flows are as follows.

NSTS BANCORP, INC.
Condensed Balance Sheets

	Year ended December 31,
	2023	2022
	(Dollars in thousands)
Assets:
Cash	$18,634	$22,194
Investment in subsidiary	55,035	54,510
Loan to ESOP	3,973	4,145
Other assets	7	104
Total assets	$77,649	$80,953
Liabilities:
Accrued expense and other liabilities	$104	$411
Total liabilities	104	411
Stockholders' equity
Common Stock	56	54
Treasury Stock	(2,381)	—
Additional paid-in capital	50,920	50,420
Retained earnings	41,055	45,291
Unallocated common shares held by ESOP	(3,882)	(4,098)
Accumulated other comprehensive loss, net	(8,223)	(11,125)
Total stockholders' equity	77,545	80,542
Total liabilities and stockholders’ equity	$77,649	$80,953

NSTS BANCORP, INC.
Condensed Statements of Operations

	Year ended December 31,
	2023	2022
	(Dollars in thousands)
Income:
Interest income	$135	$140
Total income	135	140
Expense:
Noninterest expense	$1,180	$425
Total expense	1,180	425
Losses before income tax expense (benefit) and equity in undistributed (losses) earnings of subsidiary	$(1,045)	$(285)
Income tax expense (benefit)	96	(91)
Losses before equity in undistributed (losses) earnings of subsidiary	$(1,141)	$(194)
Equity in undistributed (losses) earnings of subsidiary	(2,816)	221
Net (loss) income	$(3,957)	$27

NSTS BANCORP, INC.
Condensed Statements of Cash Flows

	Year ended December 31,
	2023	2022
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(3,957)	$27
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net change in other assets	97	651
Net change in accrued expenses and other liabilities	(307)	411
Issuance of common shares donated to North Shore Trust and Savings Charitable Foundation	—	1,009
Equity in undistributed losses (earnings) of subsidiary	2,816	(221)
Net cash (used in) provided by operating activities	(1,351)	1,877
Cash flows from investing activities:
Principal payments on loan to ESOP	$172	$174
Net cash provided by investing activities	172	174
Cash flows from financing activities:
Net proceeds from issuance of common shares	—	49,440
Loan to ESOP	—	(4,319)
Proceeds from conversion transferred to subsidiary	—	(25,225)
Purchase of treasury shares	(2,381)	—
Net cash (used in ) provided by financing activities	(2,381)	19,896
Net change in cash	(3,560)	21,947
Cash at beginning of period	22,194	247
Cash at end of period	$18,634	$22,194

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
As of January 1, 2023, we adopted ASU No. 2022- 02, which superseded the current disclosure requirements for TDRs.

Note 19: Subsequent Events

Management evaluated subsequent events through March 28, 2024, the date the financial statements were issued. Management does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the consolidated financial statements included in this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTS BANCORP, INC.

Dated: March 28, 2024	By:	/s/ Stephen G. Lear
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

Signatures	Title	Date
/s/ Stephen G. Lear	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2024
Stephen G. Lear
/s/ Carissa H. Schoolcraft	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2024
Carissa H. Schoolcraft
/s/ Apolonio Arenas	Director	March 28, 2024
Apolonio Arenas
/s/ Thaddeus M. Bond, Jr.	Director	March 28, 2024
Thaddeus M. Bond, Jr.
/s/ Thomas M. Ivantic	Director	March 28, 2024
Thomas M. Ivantic
/s/ Thomas J. Kneesel	Director	March 28, 2024
Thomas J. Kneesel
/s/ Rodney J. True	Director	March 28, 2024
Rodney J. True