Form 10-Q
period 2024-03-31
NSTS Bancorp, Inc.
filed 2024-05-13
CIK 1881592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the Registrant had 5,310,553 shares of its common stock outstanding.

NSTS Bancorp, Inc.

Form 10Q

Part I. Financial Information

Item 1. Consolidated Financial Statements

NSTS BANCORP, INC.

Consolidated Balance Sheets

	March 31, 2024
	(unaudited)	December 31, 2023
	(Dollars in thousands)
Assets:
Cash and due from banks	$1,080	$1,000
Interest-bearing bank deposits	35,280	30,388
Cash and cash equivalents	36,360	31,388
Time deposits with other financial institutions	1,991	1,991
Securities available for sale	79,799	82,135
Federal Home Loan Bank stock (FHLB)	550	550
Loans held for sale	1,286	380
Loans, net of unearned income	127,014	121,799
Allowance for credit losses on loans	(1,177)	(1,176)
Loans, net	125,837	120,623
Premises and equipment, net	5,227	5,285
Accrued interest receivable	841	758
Bank-owned life insurance (BOLI)	9,494	9,441
Other assets	4,179	4,225
Total assets	$265,564	$256,776
Liabilities:
Deposits:
Noninterest bearing	$12,228	$12,424
Interest-bearing
Demand and NOW checking	15,872	15,346
Money market	31,651	32,027
Savings	42,154	41,774
Time deposits over $250,000	15,043	9,975
Other time deposits	61,099	57,280
Total deposits	178,047	168,826
Escrow deposits	2,081	1,382
Other borrowings	5,000	5,000
Accrued expenses and other liabilities	3,474	4,023
Total liabilities	$188,602	$179,231
Stockholders' equity:
Common Stock ($0.01 par value; 10,000,000 shares authorized; 5,315,261 shares outstanding at March 31, 2024 and December 31, 2023)	56	56
Treasury Stock, at cost (269,898 shares at March 31, 2024 and December 31, 2023)	(2,381)	(2,381)
Additional paid-in capital	51,080	50,920
Retained earnings	40,809	41,055
Unallocated common shares held by ESOP	(3,829)	(3,882)
Accumulated other comprehensive loss, net	(8,773)	(8,223)
Total stockholders' equity	76,962	77,545
Total liabilities and stockholders' equity	$265,564	$256,776

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Operations (unaudited)

	For the three months ended
	March 31,
	2024	2023
	(Dollars in thousands)
Interest income:
Loans, including fees	$1,475	$1,018
Securities
Taxable	418	658
Tax-exempt	63	102
Federal funds sold and other	417	52
Time deposits with other financial institutions	23	24
FHLB Stock	9	4
Total interest income	2,405	1,858
Interest expense:
Deposits	640	221
Other borrowings	60	—
Total interest expense	700	221
Net interest income	1,705	1,637
Reversal of provision for credit losses	(1)	(28)
Net interest income after reversal of provision for credit losses	1,706	1,665
Noninterest income:
Gain on sale of mortgage loans	156	11
Rental income on office building	16	16
Service charges on deposits	61	64
Increase in cash surrender value of BOLI	53	46
Other non-interest income	26	10
Total noninterest income	312	147
Noninterest expense:
Salaries and employee benefits	1,374	928
Equipment and occupancy	214	166
Data processing	195	161
Professional services	111	121
Advertising	84	24
Supervisory fees and assessments	36	35
Loan expenses	30	21
Deposit expenses	54	52
Director fees	48	56
Other non-interest expense	118	106
Total noninterest expense	2,264	1,670
(Loss) income before income taxes	(246)	142
Income tax benefit	—	(28)
Net (loss) income	$(246)	$170
Basic and diluted (loss) earnings per share	$(0.05)	$0.03
Weighted average shares outstanding	4,927,032	4,989,933

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For the three months ended March 31,
	2024	2023
	(Dollars in thousands)
Net (loss) income	$(246)	$170
Unrealized net holding (loss) gain on securities
Unrealized net holding (loss) gain on securities arising during period, net of realized gains on sales of $0 in the three months ended March 31, 2024 and 2023	(770)	2,212
Tax effect	220	(631)
Other comprehensive (loss) income, net of taxes	(550)	1,581
Comprehensive (loss) income	$(796)	$1,751

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Shares	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained earnings	Accumulated other comprehensive loss	Unallocated Common Shares Held by ESOP	Total
		(Dollars in thousands)
		Quarter ended March 31, 2023
Balance at December 31, 2022	5,397,959	$54	$—	$50,420	$45,291	$(11,125)	$(4,098)	$80,542
Cumulative impact of ASU 2016-13	—	—	—	—	(279)	—	—	(279)
Net income	—	—	—	—	170	—	—	170
ESOP shares committed to be released	—	—	—	1	—	—	54	55
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	1,581	—	1,581
Balance at March 31, 2023	5,397,959	$54	$—	$50,421	$45,182	$(9,544)	$(4,044)	$82,069
		Quarter ended March 31, 2024
Balance at December 31, 2023	5,315,261	$56	$(2,381)	$50,920	$41,055	$(8,223)	$(3,882)	$77,545
Net loss	—	—	—	—	(246)	—	—	(246)
ESOP shares committed to be released	—	—	—	(2)	—	—	53	51
Stock based compensation	—	—	—	162	—	—	—	162
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	(550)	—	(550)
Balance at March 31, 2024	5,315,261	$56	$(2,381)	$51,080	$40,809	$(8,773)	$(3,829)	$76,962

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
	2024	2023
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(246)	$170
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	74	65
Securities amortization and accretion, net	129	135
Loans originated for sale	(5,964)	(576)
Proceeds from sales of loans held for sale	6,460	587
Gain on sale of mortgage loans	(156)	(11)
Reversal of provision for credit losses	(1)	(28)
Earnings on bank owned life insurance	(53)	(46)
ESOP expense	51	55
Stock based compensation	162	—
Net change in accrued interest receivable and other assets	183	173
Net change in accrued expenses and other liabilities	(547)	(261)
Net cash provided by operating activities	92	263
Cash flows from investing activities:
Net change in portfolio loans	(6,461)	(540)
Principal repayments on mortgage-backed securities	1,437	2,155
Net change in time deposits with other financial institutions	—	747
Purchases of premises and equipment, net	(16)	—
Net cash (used in) provided by investing activities	(5,040)	2,362
Cash flows from financing activities:
Net change in deposits	9,221	(6,462)
Net change in escrow deposits	699	545
Net cash provided by (used in) financing activities	9,920	(5,917)
Net change in cash and cash equivalents	4,972	(3,292)
Cash and cash equivalents at beginning of period	31,388	13,147
Cash and cash equivalents at end of period	$36,360	$9,855
Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$694	$221
Loans transferred to held for sale from portfolio, net	1,246	—

See accompanying notes to consolidated unaudited financial statements

Notes to the Unaudited Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three month period ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

The Bank operates primarily in the northern suburbs of Chicago, Illinois. During the third quarter of 2023, we established two additional loan production offices in Aurora and Plainfield, Illinois to expand our loan originations within the Chicagoland area. The lending teams operating in the Aurora and Plainfield, Illinois loan production offices originate as Oak Leaf Community Mortgage, a division of North Shore Trust and Savings, which complement the existing loan production office in Chicago. The Bank offers a variety of financial services to customers in our surrounding community. Financial services consist primarily of 1-4 family mortgage loans, savings accounts, and certificate of deposit accounts. There are no significant concentrations of loans to any one industry or customer. The Bank’s exposure to credit risk is significantly affected by changes in the economy in the Bank’s market area.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with NSTS Bancorp, Inc.’s Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may vary from those estimates. Material estimates that could significantly change in the near-term include the adequacy of the allowance for credit losses, determination of the valuation allowance on deferred tax assets and the valuation of investment securities and the related tax effect. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2024. Certain amounts in prior year financial statements have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (ASU 2024-01). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2025, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated balance sheets or consolidated statements of income.

Note 2: Securities Available for Sale

The amortized cost and estimated fair value of debt securities at March 31, 2024 and December 31, 2023, by contractual maturity, are shown below. The accrued interest receivable for securities available for sale was $297,000 and $351,000 on March 31, 2024 and December 31, 2023, respectively. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties, therefore, these securities have been included in the below table based on average remaining life.

March 31, 2024	U.S. Treasury Notes	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
	(Dollars in thousands)
1 year or less	$2,992	$992	$1,297	$—	$—	$5,281
1 to 5 years	—	3,629	1,447	9,053	12,151	26,280
5 to 10 years	—	4,182	1,266	18,492	9,629	33,569
After 10 years	—	—	9,377	1,421	3,871	14,669
Fair value	2,992	8,803	13,387	28,966	25,651	79,799
Gross unrealized gains	—	—	—	—	—	—
Gross unrealized losses	(8)	(1,193)	(2,051)	(4,876)	(4,144)	(12,272)
Amortized cost	$3,000	$9,996	$15,438	$33,842	$29,795	$92,071

December 31, 2023	U.S. Treasury Notes	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
	(Dollars in thousands)
1 year or less	$2,973	$—	$1,292	$—	$—	$4,265
1 to 5 years	—	4,769	1,461	8,976	12,919	28,125
5 to 10 years	—	4,337	882	19,777	9,756	34,752
After 10 years	—	—	9,935	1,598	3,460	14,993
Fair value	2,973	9,106	13,570	30,351	26,135	82,135
Gross unrealized gains	—	—	1	—	—	1
Gross unrealized losses	(22)	(1,128)	(1,882)	(4,533)	(3,938)	(11,503)
Amortized cost	$2,995	$10,234	$15,451	$34,884	$30,073	$93,637

As of March 31, 2024, and December 31, 2023, no securities were pledged to secure public deposits or for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less than 12 Months		12 Months or Longer		Total
	(Dollars in thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2024
U.S. Treasury Notes	$—	$—	$1,492	$8	$1,492	$8
U.S. government agency obligations	—	—	8,803	1,193	8,803	1,193
Municipal obligations	565	9	12,352	2,042	12,917	2,051
Mortgage-backed residential obligations	—	—	28,966	4,876	28,966	4,876
Collateralized mortgage obligations	—	—	25,651	4,144	25,651	4,144
Total	$565	$9	$77,264	$12,263	$77,829	$12,272
December 31, 2023
U.S. Treasury Notes	$—	$—	$2,973	$22	$2,973	$22
U.S. government agency obligations	—	—	9,106	1,128	9,106	1,128
Municipal obligations	279	1	12,796	1,881	13,075	1,882
Mortgage-backed residential obligations	—	—	30,351	4,533	30,351	4,533
Collateralized mortgage obligations	—	—	26,135	3,938	26,135	3,938
Total	$279	$1	$81,361	$11,502	$81,640	$11,503

At March 31, 2024 and December 31, 2023, certain investment securities were in unrealized loss positions. There were no securities with identified credit losses at March 31, 2024 and December 31, 2023, respectively. Unrealized losses have not been recognized into income because, based on management's evaluation, the decline in fair value is largely due to increased market rates, temporary market conditions and trading spreads, and, as such, are considered to be temporary by the Bank. In addition, management has the intent and ability to hold the securities until they mature or they recover their carrying values.

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

The Bank holds two classifications of municipal bonds, general obligation bonds and revenue bonds. General obligation bonds are backed by the general revenue of the issuing municipality, while revenue bonds are supported by a specific revenue source. All general obligation and revenue bonds have a bond rating of investment grade by Standard and Poor's or Moody's Investor Services or are not rated. There have been no declines in investment grades on bonds in a loss position and as of   March 31, 2024, all municipal bonds are paying as agreed.

There were no sales of securities available-for-sale during the three months ended March 31, 2024 and 2023.

Note 3: Loans and allowance for credit losses

A summary of loans by major category as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
First mortgage loans
1-4 family residential	$115,700	$111,081
Multi-family	3,081	3,111
Commercial	3,828	3,835
Construction	3,245	2,508
Total first mortgage loans	125,854	120,535
Consumer loans	226	248
Total loans	126,080	120,783
Net deferred loan costs	934	1,016
Allowance for credit losses on loans	(1,177)	(1,176)
Total loans, net	$125,837	$120,623

First mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of these loans totaled $14.7 million and $13.2 million at March 31, 2024 and December 31, 2023, respectively. Custodial escrow balances maintained in connection with the loans serviced were $321,000 and $231,000 at March 31, 2024 and December 31, 2023, respectively.

The accrued interest receivable for loans, net, was $476,000 and $392,000 for March 31, 2024 and December 31, 2023, respectively

In the normal course of business, loans are made by the Bank to directors and officers of the Company and the Bank (related parties). The terms of these loans, including interest rate and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectability. At  March 31, 2024 and December 31, 2023, such borrowers were indebted to the Bank in the aggregate amount of $542,000 and $550,000, respectively.

The following tables present the activity in the allowance for credit losses for the three months ended March 31, 2024 and 2023:

	March 31, 2024
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$1,094	$40	$37	$4	$1	$1,176
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
(Release of) provision for credit losses	(3)	(4)	—	7	1	1
Ending balance	$1,091	$36	$37	$11	$2	$1,177

	March 31, 2023
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$581	$19	$19	$—	$5	$624
Cumulative effect of change in accounting principle	335	23	29	—	(3)	384
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
Release of provision for credit losses	(26)	(1)	(2)	—	—	(29)
Ending balance	$890	$41	$46	$—	$2	$979

The ACL on loans excludes $11,000 of allowance for off-balance sheet exposures as of March 31, 2024 recorded within Other Liabilities.

As of March 31, 2024, collateral dependent loans totaled $237,000 in the 1-4 family residential loan segment. These loans are collateralized by residential real estate and have no ACL as of March 31, 2024. There were no other collateral dependent loans as of March 31, 2024. As of December 31, 2023, collateral dependent loans totaled $200,000 in the one to four-family residential loan segment. These loans are collateralized by residential real estate and have no ACL as of December 31, 2023. There were no other collateral dependent loans as of December 31, 2023.

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

The following tables present the credit risk profile of the Company's loan portfolio based on risk rating category and year of origination as of March 31, 2024 and  December 31, 2023.

	As of March 31, 2024
	Term loans amortized cost basis by origination year
	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$7,303	$21,211	$18,844	$19,421	$46,387	$2,297	$—	115,463
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	237	—	—	237
Total 1-4 family residential	7,303	21,211	18,844	19,421	46,624	2,297	—	115,700
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	—	—	—	236	2,845	—	—	3,081
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multi-family	—	—	—	236	2,845	—	—	3,081
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial
Pass	10	184	—	99	3,327	208	—	3,828
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total commercial	10	184	—	99	3,327	208	—	3,828
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Construction
Pass	244	3,001	—	—	—	—	—	3,245
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction	244	3,001	—	—	—	—	—	3,245
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Consumer
Pass	11	100	87	25	3	—	—	226
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	11	100	87	25	3	—	—	226
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total	$7,568	$24,496	$18,931	$19,781	$52,799	$2,505	$—	$126,080

	As of December 31, 2023
	Term loans amortized cost basis by origination year
	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$23,395	$18,950	$19,605	$47,517	$1,414	$—	$110,881
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	200	—	—	200
Total 1-4 family residential	23,395	18,950	19,605	47,717	1,414	—	111,081
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Multi-family
Pass	—	—	239	2,872	—	—	3,111
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total multi-family	—	—	239	2,872	—	—	3,111
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Commercial
Pass	186	—	100	3,399	150	—	3,835
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total commercial	186	—	100	3,399	150	—	3,835
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Construction
Pass	2,508	—	—	—	—	—	2,508
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total construction	2,508	—	—	—	—	—	2,508
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Consumer
Pass	122	95	28	3	—	—	248
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total consumer	122	95	28	3	—	—	248
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Total	$26,211	$19,045	$19,972	$53,991	$1,564	$—	$120,783

The aging of the Bank’s loan portfolio as of March 31, 2024 and December 31, 2023, is as follows:

	31-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loan Balance
	(Dollars in thousands)
March 31, 2024
1-4 family residential	$—	$—	$237	$237	$115,463	$115,700
Multi-family	—	—	—	—	3,081	3,081
Commercial	—	—	—	—	3,828	3,828
Construction	—	—	—	—	3,245	3,245
Consumer	—	—	—	—	226	226
Total	$—	$—	$237	$237	$125,843	$126,080

December 31, 2023
1-4 family residential	$131	$—	$200	$331	$110,750	$111,081
Multi-family	—	—	—	$—	3,111	$3,111
Commercial	—	—	—	$—	3,835	$3,835
Construction	—	—	—	$—	2,508	$2,508
Consumer	—	—	—	$—	248	$248
Total	$131	$—	$200	$331	$120,452	$120,783

The following table presents the amortized cost basis of loans on nonaccrual status recorded at March 31, 2024 and December 31, 2023. There was no interest recognized on non-accrual loans for the three months ended March 31, 2024.

	March 31, 2024		December 31, 2023
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
(Dollars in thousands)
First mortgage loans
1-4 family residential	$237	$237	$200	$200
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Consumer loans	—	—	—	—
Total loans	$237	$237	$200	$200

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans. There were no modifications on loans to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023.

Note 4: Deposits

As of March 31, 2024 the scheduled maturities of time deposits are as follows:

For the 12 months ended
March 31,	Amount
(Dollars in thousands)
2025	$52,021
2026	7,420
2027	4,472
2028	6,245
2029 and beyond	5,984
Total	$76,142

In the normal course of business, deposit accounts are held by directors and executive officers of the Company and the Bank (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At March 31, 2024 and December 31, 2023, total deposits held by directors and officers of the Company and the Bank were $826,000 and $739,000, respectively.

Note 5: Other Borrowings

There were no borrowings made during the three months ended March 31, 2024 and 2023.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	For the three months ended
	March 31,
	2024	2023
	(Dollars in thousands)
FHLB of Chicago advances and other borrowings:
Average balance outstanding	$5,000	$—
Maximum amount outstanding at any month-end during the period	5,000	—
Average interest rate during the period	4.8%	0.0%

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Balance outstanding at end of period	5,000	5,000
Weighted average interest rate at end of period	4.8%	4.8%

The eligible borrowings are collateralized by $103.2 million and $102.6 million of first mortgage loans under a blanket lien arrangement at March 31, 2024 and December 31, 2023, respectively.

The following table shows the outstanding advances, additional borrowing capacity and total borrowing capacity from the FHLB Chicago at the dates presented.

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Outstanding advances	$5,000	$5,000
Additional borrowing capacity	72,882	72,200
Total borrowing capacity	$77,882	$77,200

Additionally, at March 31, 2024 and December 31, 2023, we had a $10.0 million federal funds line of credit with BMO Harris Bank, none of which was drawn at March 31, 2024 and December 31, 2023.

Note 6: Fair Value Measurements

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at March 31, 2024 or December 31, 2023.

Securities available for sale (Recurring)

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

The following table presents the Bank’s assets that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2024
Securities Available-for-sale
U.S. Treasury Notes	$2,992	$2,992	$—	$—
U.S. government agency obligations	8,803	—	8,803	—
Municipal obligations	13,387	—	13,387	—
Mortgage-backed residential obligations	28,966	—	28,966	—
Collateralized mortgage obligations	25,651	—	25,651	—
Total	$79,799	$2,992	$76,807	$—

December 31, 2023
Securities Available-for-sale
U.S. Treasury Notes	$2,973	$2,973	$—	$—
U.S. government agency obligations	9,106	—	9,106	$—
Municipal obligations	13,570	—	13,570	—
Mortgage-backed residential obligations	30,351	—	30,351	—
Collateralized mortgage obligations	26,135	—	26,135	—
Total	$82,135	$2,973	$79,162	$—

The Bank may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There were no assets measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023.

Note 7: Fair Value of Financial Instruments

Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 6 – Fair Value Measurements. The following disclosures include financial instruments that are not carried at fair value on the Consolidated Balance Sheets. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
March 31, 2024
Financial assets:
Loans, net	$125,837	$—	$—	$115,646	$115,646
Loans held for sale	1,286	—	1,309	—	1,309
Financial liabilities:
Interest-bearing deposits	$165,819	$—	$166,153	$—	$166,153
Other Borrowings	5,000	—	5,015	—	5,015

December 31, 2023
Financial assets:
Loans, net	$120,623	$—	$—	$110,288	$110,288
Loans held for sale	380	—	387	—	387
Financial liabilities:
Interest-bearing deposits	$156,402	$—	$156,092	$—	$156,092
Other Borrowings	5,000	—	4,990	—	4,990

Note 8: Capital Ratios

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

As of March 31, 2024 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category. On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9% subject to a limited two quarter grace period, during which the leverage ratio cannot drop 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. The Bank elected to begin using CBLR for the first quarter of 2020. Management believes, as of March 31, 2024, that the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios as of March 31, 2024 and December 31, 2023, are presented below:

			Minimum Required to be
	Actual		Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio
As of March 31, 2024	(Dollars in thousands)
Tier 1 capital (to Average Assets)	$63,497	24.25%	$23,566	>9%
As of December 31, 2023
Tier 1 capital (to Average Assets)	$63,258	24.72%	$23,031	>9%

(1) As defined by regulatory agencies. Failure to exceed the leverage ratio thresholds required under CBLR in the future, subject to any applicable grace period, would require the Bank to return to the risk-based capital ratio thresholds previously utilized under the fully phased-in Basel III Capital Rules to determine capital adequacy.

Note 9: Commitments and Contingencies

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of the Bank.

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At March 31, 2024 and December 31, 2023, unused lines of credit and outstanding commitments to originate loans were as follows:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Unused line of credit	$4,781	$4,050
Commitments to originate loans	8,165	3770
Total commitments	$12,946	$7,820

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

Note 10: Earnings Per Share

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

There were no securities or other contracts that had a dilutive effect for the three months ended March 31, 2024 and 2023, and therefore the weighted average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for EPS calculations.

	Three Months Ended March 31,
	2024	2023
	(Income in thousands)
Net (loss) income applicable to common shares	$(246)	$170

Average number of common shares outstanding	5,315,261	5,397,959
Less: Average unallocated ESOP shares	388,229	408,026
Average number of common shares outstanding used to calculate basic earnings per common share	4,927,032	4,989,933
(Loss) earnings income per common share basic and diluted	$(0.05)	$0.03

All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS. The computation of diluted earnings per share excludes certain outstanding stock options that were outstanding and anti-dilutive, since the Company was in a loss position or since the grant date fair value of these outstanding stock options exceeded the average market price of the Company's common stock.

Note 11: Stock Based Compensation

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

There were no contributions to the ESOP during the first three months of 2024, as the annual loan payment will be made during the fourth quarter. Expense recorded was $51,000 and $55,000 for the three months ended March 31, 2024 and 2023, respectively, and is recognized over the service period.

Shares held by the ESOP were as follows:

	As of March 31,
	2024	2023
	(Dollars in thousands)
Shares allocated	43,624	22,009
Shares committed for allocation	5,295	5,404
Unallocated	382,917	404,423
Total ESOP shares	431,836	431,836

Fair value of unearned shares as of March 31, 2024 and 2023, respectively	$3,653	$3,676

Fair value of unearned shares is based on a stock price of $9.54 and $9.09 as of March 31, 2024 and 2023, respectively.

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

Stock options granted under the 2023 Equity Plan generally vest in equal annual installments over a service period of five years beginning on the date of grant. The vesting of the options accelerates upon death, disability or an involuntary termination at or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. As of March 31, 2024, the Company has 74,296 shares available for future grants of stock options under the 2023 Equity Plan.

The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to first draw on treasury stock as the source for shares. There were no stock options granted during the three months ended March 31, 2024 or March 31, 2023.

The following is a summary of the Company's stock option activity and related information for the period presented. There was no stock option activity for the three months ended March 31, 2023.

Stock Option	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2023	442,500	$9.36
Granted	—	—
Forfeited	—	—
Outstanding at March 31, 2024	442,500	$9.36	$80
Exercisable - End of Period	23,000	9.36	4

(1) Dollars in thousands. The aggregate intrinsic value of outstanding and exercisable options at March 31, 2024 were calculated based on the closing market price of the Company's common stock of March 31, 2024 of $9.54 per share less the exercise price.

Expected future expense relating to the non-vested options outstanding as of March 31, 2024 is $1.3 million over a weighted average period of 4.2 years. As of March 31, 2024, the Company had 442,500 in nonvested stock options with a weighted average remaining life of 9.2 years outstanding.

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

As of March 31, 2024, the Company has 28,718 shares of restricted stock available for future grants under the 2023 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of March 31, 2024 and changes thereto during the period presented. There were no shares of restricted stock granted during the three months ended March 31, 2024 or 2023. There was no restricted stock activity during the three months ended March 31, 2023.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Nonvested balance as of December 31, 2023	178,000	$9.36
Granted	—	—
Forfeited	—	—
Nonvested balance as of March 31, 2024	178,000	$9.36

Expected future expense related to the non-vested restricted shares outstanding as of period end is $1.4 million over a weighted average period of 4.2 years.

The following table presents the stock based compensation expense for the periods presented.

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Stock option expense	$79	$—
Restricted stock expense	83	—
Total stock based compensation expense	$162	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of our financial performance through a discussion of our financial condition as of March 31, 2024 and as compared to our financial condition as of December 31, 2023, and our results of operations for the three months ended March 31, 2024 and 2023. This section should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with NSTS Bancorp, Inc.'s Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated unaudited interim financial statements for the three months ended March 31, 2024 and 2023, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates.

Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

	For the Three Months Ended March 31,
	2024			2023
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$125,335	$1,475	4.71%	$104,054	$1,018	3.91%
Federal funds sold and interest-bearing deposits in other banks	33,179	417	5.03%	8,054	52	2.58%
Time deposits with other financial institutions	1,991	23	4.62%	4,253	24	2.26%
Securities available for sale	80,685	481	2.38%	121,514	760	2.50%
FHLB stock	550	9	6.55%	550	4	2.91%
Total interest-earning assets	241,740	$2,405	3.98%	238,425	$1,858	3.12%
Noninterest-earning assets	19,638			21,283
Total assets	$261,378			$259,708
Interest-bearing liabilities:
Interest-bearing demand	$15,128	$2	0.05%	$18,248	$2	0.04%
Money market	31,697	50	0.63%	40,799	53	0.52%
Savings	41,614	16	0.15%	48,023	18	0.15%
Time deposits	73,812	572	3.10%	53,066	148	1.12%
Total interest-bearing deposits	$162,251	$640	1.58%	$160,136	$221	0.55%
Other borrowings	5,000	60	4.80%	—	—	—%
Total interest-bearing liabilities	167,251	$700	1.67%	160,136	$221	0.55%
Noninterest-bearing liabilities	17,159			19,644
Total liabilities	$184,410			$179,780
Equity	76,968			79,928
Total liabilities and equity	$261,378			$259,708
Net interest income		$1,705			$1,637
Interest rate spread(1)			2.31%			2.57%
Net interest-earning assets(2)	$74,489			$78,289
Net interest margin(3)			2.82%			2.75%
Average interest-earning assets to average-interest bearing liabilities	144.54%			148.89%

(1)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(2)	Equals total interest-earning assets less total interest-bearing liabilities.
(3)	Equals net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE Three MONTHS ENDED March 31, 2024 and 2023

General. For the three months ended March 31, 2024, we had a net loss of $246,000, compared to net income of $170,000 for the three months ended March 31, 2023. The decrease in net income is primarily the result of an increase in non-interest expense, primarily related to salaries and employee benefits. The increase in non-interest expenses was partially offset by higher net interest income and an increase in non-interest income, primarily driven by an increase in the gain on sale of mortgage loans.

Net Interest Income. Net interest income increased $68,000 for the three months ended March 31, 2024 compared to the same period ended March 31, 2023. Our interest rate spread decreased to 2.31% for the three months ended March 31, 2024 from 2.57% for the same period ended March 31, 2023. Our net interest margin increased to 2.82% for the three months ended March 31, 2024, compared to 2.75% for the three months ended March 31, 2023. Interest earned on earning assets increased $547,000, to $2.4 million, with an increased yield on earning assets of 3.98%, or an increase of 86 basis points. The increase is driven by an increase in yield on funds held at the Federal Reserve Bank and other interest-bearing deposits, which increased 245 basis points. The Federal Reserve Bank increased their deposit rate by 100 basis points from January 2023 to March 2024. Further, management held a larger portion of its interest-bearing deposits at the Federal Reserve Bank to increase the yield earned. Additionally, the yield earned on time deposits with other financial institutions increased 236 basis points. The yield on loans increased 80 basis points, to 4.71%. The Bank originated loans with a weighted average rate of 7.82% during the first quarter of 2024.

The cost of interest-bearing deposits increased $419,000 to $640,000 for the three months ended March 31, 2024. Additionally, the cost of interest-bearing deposits increased 103 basis points, to 1.58%, for the three months ended March 31, 2024 compared to 0.55% for the three months ended March 31, 2023. The net increase in our funding costs for 2024 was primarily due to an increase in rates offered on time deposits. The Bank offered CD specials to attract and retain customers. Additionally, during the three-months ended March 31, 2024, the average balance of higher earning interest bearing deposits, such as time deposits, increased to $73.8 million, or 45.5% of the total interest bearing deposits, compared to an average balance of $53.1 million, or 33.1% of the total interest bearing deposits for the three months ended March 31, 2023. The shift in deposits to higher earning deposits contributed to the overall increase in the cost of funds.

During the second quarter of 2023, the Bank borrowed $5.0 million from FHLB Chicago at a rate of 4.78%, resulting in an interest expense of $60,000 during the three months ended March 31, 2024.

Provision for Credit Losses. For the three months ended March 31, 2024 and 2023, a reversal of the provision for credit losses was recorded based on the current allowance for credit loss ("ACL") assessment. During the three months ended March 31, 2024, we recorded a reversal provision for credit losses of $1,000, comprised of $1,000 in provision for credit losses to loans and a $2,000 reversal of credit losses related to unfunded commitments. During the three months ended March 31, 2023, we recorded a reversal of provision for credit losses of $28,000, comprised of $29,000 in reversal of provision for credit losses on loans and a $1,000 provision of credit losses related to unfunded commitments. We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loan and available-for-sale securities portfolios.

Noninterest Income. The following table shows the components of noninterest income for the periods presented.

	Three months ended March 31,
Noninterest income:	2024	2023
	(Dollars in thousands)
Gain on sale of mortgage loans	$156	$11
Rental income on office building	16	16
Service charges on deposits	61	64
Increase in cash surrender value of BOLI	53	46
Other non-interest income	26	10
Total noninterest income	$312	$147

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023, noninterest income increased $165,000 to $312,000, as a result of an increase in the gain on sale of mortgage loans. During the three months ended March 31, 2024, the Bank began selling loan pools to local community banks, totaling $1.2 million, resulting in a net gain on sale of mortgage loans, including fees and costs, of $43,000. In addition to these sales, the Bank sold 22 loans, totaling $5.1 million, resulting in a net gain on sale of $113,000. The Bank intends to continue to increase the volume of sold loans in both the local community bank market and the secondary market throughout the year.

Noninterest Expense. The following table shows the components of noninterest expense for the periods presented.

	Three months ended March 31,
Noninterest expense:	2024	2023
	(Dollars in thousands)
Salaries and employee benefits	$1,374	$928
Equipment and occupancy	214	166
Data processing	195	161
Professional services	111	121
Advertising	84	24
Supervisory fees and assessments	36	35
Loan expenses	30	21
Deposit expenses	54	52
Director Fees	48	56
Other non-interest expense	118	106
Total noninterest expense	$2,264	$1,670

Noninterest expense increased $594,000 for the three months ended March 31, 2024 compared to the same period ended March 31, 2023. The increase in noninterest expense is primarily related to an increase in salaries and employee benefits, which increased $446,000 during the quarter ended March 31, 2024 compared to the same period ended March 31, 2023, due to the additional Oak Leaf Community Mortgage staff brought on in the fourth quarter of 2023 and the implementation of the 2023 Equity Incentive Plan, which had total expenses of $162,000 for the quarter ended March 31, 2024.

Additionally, advertising expense increased to $84,000 for the three months ended March 31, 2024 compared to $24,000 for the three months ended March 31, 2023. The increase in advertising expenses is primarily related to advertising our new loan team and products in our added market area of Will County.

Provision for Income Tax Expense (Benefit). There was no provision for income tax expense recorded during the three months ended March 31, 2024. Management estimates a taxable net loss for the year ended December 31, 2024 due to non-taxable income, such as income on tax exempt municipal securities and BOLI.

During the quarter ended March 31, 2024, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing net operating losses. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the three-year period ended March 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of March 31, 2024, management maintained the full valuation allowance against the federal net operating losses and net deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted.

COMPARISON OF FINANCIAL CONDITION AT March 31, 2024 and December 31, 2023

	At March 31,	At December 31,
	2024	2023
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$36,360	$31,388
Securities available for sale	79,799	82,135
FHLB stock	550	550
Loans held for sale	1,286	380
Loans, net	125,837	120,623
Total assets	265,564	256,776
Total deposits	178,047	168,826
Total equity	$76,962	$77,545

Total Assets. Total assets increased $8.8 million to $265.6 million as of March 31, 2024 compared to $256.8 million at December 31, 2023. The increase was driven by an increase in time deposits, resulting in an increase in cash and cash equivalents. Additionally, management reinvested the deposit proceeds into loans, net.

Cash and cash equivalents. Cash and cash equivalents increased $5.0 million to $36.4 million as of March 31, 2024, from $31.4 million at December 31, 2023. The increase in cash was driven by an increase in time deposits during the same period and principal payments received on securities available for sale. Currently, the Bank holds a majority of the cash on hand at the Federal Reserve Bank of Chicago, earning 5.40%, to keep the funds available for increasing loan demand. Management continues to actively monitor our liquidity position on a daily basis and maintain levels of liquid assets deemed adequate.

Securities Available for Sale. Securities available-for-sale decreased to $79.8 million as of March 31, 2024, compared to $82.1 million at December 31, 2023. There were no purchases or sales of securities available-for-sale during the three months ended March 31, 2024. During the three months ended March 31, 2024, the Bank received principal payments of $1.4 million, had no calls and maturities, had net premium amortization and discount accretion of $129,000 and had an increase in the unrealized loss on the portfolio of $770,000. Additionally, the securities portfolio has one security that matures on April 1, 2024, totaling $1.5 million.

As of March 31, 2024, the securities available for sale portfolio included an unrealized loss position of $12.3 million, or 13.5% of the total book value of the portfolio. Management monitors the portfolio for credit losses and believes that the decline in value does not presently represent realized losses and is due to market volatility and increased market interest rates. While the Bank does not currently intend to sell securities in a loss position, management may consider the opportunity to reposition the investment securities portfolio in the future.

Loans held for sale. Our loans held for sale increased $906,000 to $1.3 million at March 31, 2024 compared to $380,000 at December 31, 2023. With the addition of Oak Leaf Community Mortgage during the late third and early fourth quarters of 2023, and the related increase in loan originations, management has increased the proportion of loan originations held for sale to the secondary market. Additionally, during the first quarter of 2024, management sold approximately $1.2 million of loans originally held in the portfolio to local community banks, adding a new secondary market channel for the bank.

Loans, net. Our loans, net, increased by $5.2 million to $125.8 million at March 31, 2024 compared to $120.6 million at December 31, 2023. The Bank originated $10.5 million in loans to be held in the portfolio during the three months ended March 31, 2024. The Bank sold $1.2 million in loans that were originally held in the portfolio to local community banks. Additionally, during the three months ended March 31, 2024, loan principal payments and paydowns totaled $4.1 million.

As of March 31, 2024, the allowance for credit losses (“ACL”) which includes the allowance for credit losses on loans, and the allowance for credit losses on off-balance sheet exposures, totaled $1.2 million, essentially flat compared to December 31, 2023. As of March 31, 2024, there were three loans rated substandard or watch which were individually assessed, totaling $237,000, of which none had specific reserves. Additionally, the Bank individually assessed the largest residential construction loan, totaling $2.6 million, noting no specific reserve was required as of March 31, 2024.

Deposits. Total deposits increased $9.2 million to $178.0 million at March 31, 2024 compared to $168.8 million at December 31, 2023. The increase in deposits is primarily within the time deposits as the Bank continued to offer a competitive CD special during the three months ended March 31, 2024. Management continues to actively monitor the deposit balances and interest rates offered to maintain an adequate level of liquidity.

Total Equity. Total equity decreased $583,000 to $77.0 million at March 31, 2024 primarily due to an increase in the unrealized loss position on the securities available-for-sale portfolio. The increase in the unrealized loss position of $550,000, net of the related tax effect, is due to changes in market interest rates.

Asset Quality

The following table sets forth certain information with respect to our nonperforming assets. The increase in non-accrual loans from December 31, 2023 to March 31, 2024 was the result of one new loan moving to non-accrual, which was partially offset by the payoff of one previous non-accrual loan during the first quarter of 2024.

	At March 31,	At December 31,
	2024	2023
	(Dollars in thousands)
Nonaccrual loans	$237	$200
Loans 90+ days past due and accruing	—	—
Total non-performing loans	237	200
Other real estate owned, net	—	—
Total non-performing assets	$237	$200

Asset Quality Ratios: (1)
Non-accrual loans as a percent of total loans outstanding	0.19%	0.17%
Non-performing assets as a percent of total assets	0.09%	0.08%
Allowance for credit losses on loans as a percent of total loans outstanding	0.93%	0.97%
Allowance for credit losses on loans as a percent of non-performing loans(2)	496.62%	588.00%
Net charge-offs (recoveries) to average loans receivable	—%	—%

(1)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
(2)	Non-performing loans consist of non-accrual loans and loans that are 90 or more days past due and still accruing.

The allowance for credit losses on loans as a percentage of total loans as of March 31, 2024 was 0.93%. The allowance for loan losses as a percentage of total loans at December 31, 2023 was 0.97%. The decrease is the result of general economic improvements, including lower average inflation.

Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Chicago and a $10.0 million unsecured Fed Funds line of credit with BMO Harris Bank. At March 31, 2024, we had one outstanding advance from the FHLB of Chicago totaling $5.0 million and had the capacity to borrow approximately $72.8 million additional from the FHLB of Chicago. Additionally, we had no outstanding balance under our $10.0 million federal funds line of credit with BMO Harris Bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $92,000 and $263,000 for the three months ended March 31, 2024 and 2023, respectively. Net cash (used in) provided by investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $(5.0) million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively, with the increase in cash used in 2024 driven by the increase in the portfolio loans. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts was $9.9 million and $(5.9) million for the three months ended March 31, 2024 and 2023, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from March 31, 2024, totaled $52.0 million. Based on our deposit retention experience and current pricing strategy we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

As of March 31, 2024, the Bank was well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2020, the Bank elected to begin using the CBLR. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9%, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. North Shore Trust and Savings’ Tier 1 capital to Average Assets was 24.25% and 24.72% at March 31, 2024 and December 31, 2023, respectively.

Off-Balance Sheet Arrangements. At March 31, 2024, we had $8.2 million of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $4.8 million at March 31, 2024.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at March 31, 2024.

	Total Amounts Committed at	Amount of Commitment Expiration – Per Period
	March 31, 2024	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Unused line of credit	$4,781	$552	$831	$217	$3,181
Commitments to originate loans	8,165	8,165	—	—	—
Total commitments	$12,946	$8,717	$831	$217	$3,181

Contractual Cash Obligations. The following table summarizes our contractual cash obligations at March 31, 2024.

	Total at	Payments Due By Period
	March 31, 2024	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Time deposits	$76,142	$52,021	$11,892	$12,229	$—
FHLB advances	5,000	—	5,000	—	—
Total contractual obligations	$81,142	$52,021	$16,892	$12,229	$—

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

Changes in Accounting Principles

In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (ASU 2024-01). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2025, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated balance sheets or consolidated statements of income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Effective December 21, 2023, the Company's Board of Directors authorized a new share repurchase program that authorizes the Company to repurchase up to an aggregate of 265,763 shares, or 5%, of its then outstanding common stock. The program will be in effect until December 31, 2024, unless earlier terminated. There were no repurchases of our common stock during the quarter ended March 31, 2024.

Under the new share repurchase program, the Company is authorized to repurchase shares from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. In connection with the share repurchase program, the Company has implemented a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Securities Exchange Act. The trading plan allows the Company to repurchase shares of its common stock at times when it otherwise might have been prevented from doing so under insider trading laws by requiring that an agent selected by the Company repurchase shares of common stock on the Company's behalf on pre-determined terms.

There were no unregistered sales of NSTS Bancorp, Inc.'s common stock during the three months ended March 31, 2024.

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

NSTS BANCORP, INC.

Dated: May 13, 2024	By:	/s/ Stephen G. Lear
Stephen G. Lear
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2024	By:	/s/ Carissa H. Schoolcraft
Carissa H. Schoolcraft
Chief Financial Officer
(Principal Financial and Accounting Officer)