Form 10-Q
period 2024-06-30
NSTS Bancorp, Inc.
filed 2024-08-09
CIK 1881592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the Registrant had 5,285,773 shares of its common stock outstanding.

NSTS Bancorp, Inc.

Form 10Q

Part I. Financial Information

Item 1. Consolidated Financial Statements

NSTS BANCORP, INC.

Consolidated Balance Sheets

	June 30, 2024
	(unaudited)	December 31, 2023
	(Dollars in thousands)
Assets:
Cash and due from banks	$1,028	$1,000
Interest-bearing bank deposits	31,403	30,388
Cash and cash equivalents	32,431	31,388
Time deposits with other financial institutions	996	1,991
Securities available for sale	75,301	82,135
Federal Home Loan Bank stock (FHLB)	585	550
Loans held for sale	5,180	380
Loans, net of unearned income	132,305	121,799
Allowance for credit losses on loans	(1,267)	(1,176)
Loans, net	131,038	120,623
Premises and equipment, net	5,268	5,285
Accrued interest receivable	872	758
Bank-owned life insurance (BOLI)	9,547	9,441
Other assets	4,670	4,225
Total assets	$265,888	$256,776
Liabilities:
Deposits:
Noninterest bearing	$11,188	$12,424
Interest-bearing
Demand and NOW checking	14,936	15,346
Money market	30,762	32,027
Savings	41,145	41,774
Time deposits over $250,000	15,859	9,975
Other time deposits	63,934	57,280
Total deposits	177,824	168,826
Escrow deposits	1,725	1,382
Other borrowings	5,000	5,000
Accrued expenses and other liabilities	4,839	4,023
Total liabilities	$189,388	$179,231
Stockholders' equity:
Common Stock ($0.01 par value; 10,000,000 shares authorized; 5,295,459 shares outstanding at June 30, 2024 and 5,315,261 shares at December 31, 2023)	56	56
Treasury Stock, at cost (289,700 shares at June 30, 2024 and 269,898 shares at December 31, 2023)	(2,571)	(2,381)
Additional paid-in capital	51,240	50,920
Retained earnings	40,483	41,055
Unallocated common shares held by ESOP	(3,776)	(3,882)
Accumulated other comprehensive loss, net	(8,932)	(8,223)
Total stockholders' equity	76,500	77,545
Total liabilities and stockholders' equity	$265,888	$256,776

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Operations (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Interest income:
Loans, including fees	$1,721	$1,022	$3,196	$2,040
Securities
Taxable	387	632	805	1,290
Tax-exempt	61	100	124	202
Federal funds sold and other	357	59	774	111
Time deposits with other financial institutions	28	30	51	54
FHLB Stock	9	5	18	9
Total interest income	2,563	1,848	4,968	3,706
Interest expense:
Deposits	714	262	1,354	483
Other borrowings	61	7	121	7
Total interest expense	775	269	1,475	490
Net interest income	1,788	1,579	3,493	3,216
Provision for credit losses	123	30	122	2
Net interest income after provision for credit losses	1,665	1,549	3,371	3,214
Noninterest income:
Gain on sale of mortgage loans	271	2	427	13
Rental income on office building	16	16	32	32
Service charges on deposits	64	69	125	133
Increase in cash surrender value of BOLI	53	46	106	92
Other non-interest income	97	14	123	24
Total noninterest income	501	147	813	294
Noninterest expense:
Salaries and employee benefits	1,468	1,005	2,842	1,933
Equipment and occupancy	198	167	412	333
Data processing	217	161	412	322
Professional services	172	123	283	244
Advertising	91	27	175	51
Supervisory fees and assessments	35	39	71	74
Loan expenses	65	23	95	44
Deposit expenses	58	55	112	107
Director fees	56	56	104	112
Other non-interest expense	132	131	250	237
Total noninterest expense	2,492	1,787	4,756	3,457
(Loss) income before income taxes	(326)	(91)	(572)	51
Income tax benefit	—	35	—	7
Net (loss) income	$(326)	$(126)	$(572)	$44
Basic and diluted (loss) earnings per share	$(0.07)	$(0.03)	$(0.12)	$0.01
Weighted average shares outstanding	4,925,388	4,976,127	4,957,483	4,982,992

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For the three months ended June 30,
	2024	2023
	(Dollars in thousands)
Net loss	$(326)	$(126)
Unrealized net holding loss on securities
Unrealized net holding loss on securities arising during period	(222)	(1,802)
Tax effect	63	515
Other comprehensive loss, net of taxes	(159)	(1,287)
Comprehensive loss	$(485)	$(1,413)

	For the six months ended June 30,
	2024	2023
	(Dollars in thousands)
Net (loss) income	$(572)	$44
Unrealized net (loss) gain on securities
Unrealized net holding (loss) gain on securities arising during period	(991)	410
Tax effect	282	(116)
Other comprehensive (loss) income, net of taxes	(709)	294
Comprehensive (loss) income	$(1,281)	$338

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Shares	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained earnings	Accumulated other comprehensive loss	Unallocated Common Shares Held by ESOP	Total
		(Dollars in thousands)
		Quarter ended June 30, 2023
Balance at March 31, 2023	5,397,959	$54	$—	$50,421	$45,182	$(9,544)	$(4,044)	$82,069
Net loss	—	—	—	—	(126)	—	—	(126)
ESOP shares committed to be released	—	—	—	(7)	—	—	54	47
Purchase of treasury stock from stock repurchase program	(74,295)	—	(649)	—	—	—	—	(649)
Compensation cost for stock options and restricted stock	—	—	—	28	—	—	—	28
Issuance of common shares for the restricted stock plan	187,200	2	—	(2)	—	—	—	—
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	(1,287)	—	(1,287)
Balance at June 30, 2023	5,510,864	$56	$(649)	$50,440	$45,056	$(10,831)	$(3,990)	$80,082
		Quarter ended June 30, 2024
Balance at March 31, 2024	5,315,261	$56	$(2,381)	$51,080	$40,809	$(8,773)	$(3,829)	$76,962
Net loss	—	—	—	—	(326)	—	—	(326)
ESOP shares committed to be released	—	—	—	(2)	—	—	53	51
Purchase of treasury stock from stock repurchase program	(8,399)	—	(81)	—	—	—	—	(81)
Purchase of treasury stock from taxes withheld on stock awards	(11,403)	—	(109)	—	—	—	—	(109)
Compensation cost for stock options and restricted stock	—	—	—	162	—	—	—	162
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	(159)	—	(159)
Balance at June 30, 2024	5,295,459	$56	$(2,571)	$51,240	$40,483	$(8,932)	$(3,776)	$76,500

See accompanying notes to consolidated unaudited financial statements

	Common Shares	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained earnings	Accumulated other comprehensive loss	Unallocated Common Shares Held by ESOP	Total
		(Dollars in thousands)
		Six months ended June 30, 2023
Balance at December 31, 2022	5,397,959	$54	$—	$50,420	$45,291	$(11,125)	$(4,098)	$80,542
Cumulative impact of ASU 2016-13	—	—	—	—	(279)	—	—	(279)
Net income	—	—	—	—	44	—	—	44
ESOP shares committed to be released	—	—	—	(6)	—	—	108	102
Purchase of treasury stock from stock repurchase program	(74,295)	—	(649)	—	—	—	—	(649)
Compensation cost for stock options and restricted stock	—	—	—	28	—	—	—	28
Issuance of common shares for the restricted stock plan	187,200	2	—	(2)	—	—	—	—
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	294	—	294
Balance at June 30, 2023	5,510,864	$56	(649)	$50,440	$45,056	$(10,831)	$(3,990)	$80,082
		Six months ended June 30, 2024
Balance at December 31, 2023	5,315,261	$56	$(2,381)	$50,920	$41,055	$(8,223)	$(3,882)	$77,545
Net loss	—	—	—	—	(572)	—	—	(572)
ESOP shares committed to be released	—	—	—	(4)	—	—	106	102
Purchase of treasury stock from stock repurchase program	(8,399)	—	(81)	—	—	—	—	(81)
Purchase of treasury stock from taxes withheld on stock awards	(11,403)	—	(109)	—	—	—	—	(109)
Compensation cost for stock options and restricted stock	—	—	—	324	—	—	—	324
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	(709)	—	(709)
Balance at June 30, 2024	5,295,459	$56	$(2,571)	$51,240	$40,483	$(8,932)	$(3,776)	$76,500

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Cash Flows (unaudited)

	For the six months ended June 30,
	2024	2023
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(572)	$44
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	149	129
Securities amortization and accretion, net	263	280
Loans originated for sale	(21,945)	(703)
Proceeds from sales of loans held for sale	20,042	716
Gain on sale of mortgage loans	(427)	(13)
Provision for credit losses	122	2
Earnings on bank owned life insurance	(106)	(92)
ESOP expense	102	102
Stock based compensation	324	28
Net change in accrued interest receivable and other assets	(277)	81
Net change in accrued expenses and other liabilities	785	(438)
Net cash (used in) provided by operating activities	(1,540)	136
Cash flows from investing activities:
Net change in portfolio loans	(12,976)	(1,794)
Principal repayments on mortgage-backed securities	2,780	4,127
Maturities and calls of securities available for sale	2,800	515
Purchase of Federal Home Loan Bank stock	(35)	—
Net change in time deposits with other financial institutions	995	2,237
Purchases of premises and equipment, net	(132)	(5)
Net cash (used in) provided by investing activities	(6,568)	5,080
Cash flows from financing activities:
Net change in deposits	8,998	(11,471)
Net change in escrow deposits	343	13
Proceeds from FHLB Advance	—	5,000
Purchase of treasury shares (8,399 shares)	(81)	(649)
Purchase of treasury stock from taxes withheld on stock awards	(109)	—
Net cash provided by (used in) financing activities	9,151	(7,107)
Net change in cash and cash equivalents	1,043	(1,891)
Cash and cash equivalents at beginning of period	31,388	13,147
Cash and cash equivalents at end of period	$32,431	$11,256
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,473	$473
Loans transferred to held for sale from portfolio, net	2,470	—

See accompanying notes to consolidated unaudited financial statements

Notes to the Unaudited Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three and six month periods ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may vary from those estimates. Material estimates that could significantly change in the near-term include the adequacy of the allowance for credit losses, determination of the valuation allowance on deferred tax assets and the valuation of investment securities and the related tax effect. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2024. Certain amounts in prior year financial statements have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

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

Note 2: Securities Available for Sale

The amortized cost and estimated fair value of debt securities at June 30, 2024 and December 31, 2023, by contractual maturity, are shown below. The accrued interest receivable for securities available for sale was $323,000 and $351,000 on June 30, 2024 and December 31, 2023, respectively. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties, therefore, these securities have been included in the below table based on average remaining life.

June 30, 2024	U.S. Treasury Notes	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
	(Dollars in thousands)
1 year or less	$1,500	$993	$—	$—	$—	$2,493
1 to 5 years	—	3,576	1,435	8,689	13,015	26,715
5 to 10 years	—	4,224	1,241	17,673	8,999	32,137
After 10 years	—	—	9,240	1,382	3,334	13,956
Fair value	1,500	8,793	11,916	27,744	25,348	75,301
Gross unrealized gains	—	—	—	—	—	—
Gross unrealized losses	—	(1,133)	(2,210)	(4,999)	(4,151)	(12,493)
Amortized cost	$1,500	$9,926	$14,126	$32,743	$29,499	$87,794

December 31, 2023	U.S. Treasury Notes	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
	(Dollars in thousands)
1 year or less	$2,973	$—	$1,292	$—	$—	$4,265
1 to 5 years	—	4,769	1,461	8,976	12,919	28,125
5 to 10 years	—	4,337	882	19,777	9,756	34,752
After 10 years	—	—	9,935	1,598	3,460	14,993
Fair value	2,973	9,106	13,570	30,351	26,135	82,135
Gross unrealized gains	—	—	1	—	—	1
Gross unrealized losses	(22)	(1,128)	(1,882)	(4,533)	(3,938)	(11,503)
Amortized cost	$2,995	$10,234	$15,451	$34,884	$30,073	$93,637

As of June 30, 2024, and December 31, 2023, no securities were pledged to secure public deposits or for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less than 12 Months		12 Months or Longer		Total
	(Dollars in thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2024
U.S. Treasury Notes	$—	$—	$—	$—	$—	$—
U.S. government agency obligations	—	—	8,793	1,133	8,793	1,133
Municipal obligations	474	21	11,442	2,189	11,916	2,210
Mortgage-backed residential obligations	—	—	27,744	4,999	27,744	4,999
Collateralized mortgage obligations	—	—	25,348	4,151	25,348	4,151
Total	$474	$21	$73,327	$12,472	$73,801	$12,493
December 31, 2023
U.S. Treasury Notes	$—	$—	$2,973	$22	$2,973	$22
U.S. government agency obligations	—	—	9,106	1,128	9,106	1,128
Municipal obligations	279	1	12,796	1,881	13,075	1,882
Mortgage-backed residential obligations	—	—	30,351	4,533	30,351	4,533
Collateralized mortgage obligations	—	—	26,135	3,938	26,135	3,938
Total	$279	$1	$81,361	$11,502	$81,640	$11,503

At June 30, 2024 and December 31, 2023, certain investment securities were in unrealized loss positions. There were no securities with identified credit losses at June 30, 2024 and December 31, 2023, respectively. Unrealized losses have not been recognized into income because, based on management's evaluation, the decline in fair value is largely due to increased market rates, temporary market conditions and trading spreads, and, as such, are considered to be temporary by the Bank. In addition, management has the intent and ability to hold the securities until they mature or they recover their carrying values.

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

The Bank holds two classifications of municipal bonds, general obligation bonds and revenue bonds. General obligation bonds are backed by the general revenue of the issuing municipality, while revenue bonds are supported by a specific revenue source. All general obligation and revenue bonds have a bond rating of investment grade by Standard and Poor's or Moody's Investor Services or are not rated. There have been no declines in investment grades on bonds in a loss position and as of   June 30, 2024, all municipal bonds are paying as agreed.

There were no sales of securities available-for-sale during the three and six months ended June 30, 2024 and 2023.

Note 3: Loans and allowance for credit losses

A summary of loans by major category as of June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
First mortgage loans
1-4 family residential	$122,812	$111,081
Multi-family	3,051	3,111
Commercial	4,149	3,835
Construction	1,318	2,508
Total first mortgage loans	131,330	120,535
Consumer loans	234	248
Total loans	131,564	120,783
Net deferred loan costs	741	1,016
Allowance for credit losses on loans	(1,267)	(1,176)
Total loans, net	$131,038	$120,623

First mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of these loans totaled $15.6 million and $13.2 million at June 30, 2024 and December 31, 2023, respectively. Custodial escrow balances maintained in connection with the loans serviced were $267,000 and $231,000 at June 30, 2024 and December 31, 2023, respectively.

The accrued interest receivable for loans, net, was $533,000 and $392,000 for June 30, 2024 and December 31, 2023, respectively

In the normal course of business, loans are made by the Bank to directors and officers of the Company and the Bank (related parties). The terms of these loans, including interest rate and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectability. At  June 30, 2024 and December 31, 2023, such borrowers were indebted to the Bank in the aggregate amount of $532,000 and $550,000, respectively.

The following tables present the activity in the allowance for credit losses ("ACL") for the three and six months ended June 30, 2024 and 2023:

	June 30, 2024
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$1,091	$36	$37	$11	$2	$1,177
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
Provision for (release of ) credit losses	74	—	4	13	(1)	90
Ending balance	$1,165	$36	$41	$24	$1	$1,267

	June 30, 2024
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Six months ended
Beginning balance	$1,094	$40	$37	$4	$1	$1,176
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
Provision for (release of ) credit losses	71	(4)	4	20	—	91
Ending balance	$1,165	$36	$41	$24	$1	$1,267

	June 30, 2023
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$890	$41	$46	$—	$2	$979
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
Provision for (release of ) credit losses	38	—	(7)	—	—	31
Ending balance	$928	$41	$39	$—	$2	$1,010

	June 30, 2023
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Six months ended
Beginning balance	$581	$19	$19	$—	$5	$624
Cumulative effect of change in accounting principle	335	23	29	—	(3)	384
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
Provision for (release of ) credit losses	12	(1)	(9)	—	—	2
Ending balance	$928	$41	$39	$—	$2	$1,010

The ACL on loans excludes $45,000 of allowance for off-balance sheet exposures as of June 30, 2024 recorded within Other Liabilities. The provision for credit losses excludes $33,000 and $31,000 for the three and six months ended June 30, 2024, respectively.

As of June 30, 2024, there were no collateral dependent loans. As of December 31, 2023, collateral dependent loans totaled $200,000 in the one to four-family residential loan segment. These loans are collateralized by residential real estate and have no ACL as of December 31, 2023. There were no other collateral dependent loans as of December 31, 2023.

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

The following tables present the credit risk profile of the Company's loan portfolio based on risk rating category and year of origination as of June 30, 2024 and  December 31, 2023.

	As of June 30, 2024
	Term loans amortized cost basis by origination year
	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$15,477	$22,513	$18,385	$18,489	$45,650	$2,298	$—	122,812
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total 1-4 family residential	15,477	22,513	18,385	18,489	45,650	2,298	—	122,812
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	—	—	—	234	2,817	—	—	3,051
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multi-family	—	—	—	234	2,817	—	—	3,051
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial
Pass	65	181	—	98	3,233	572	—	4,149
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total commercial	65	181	—	98	3,233	572	—	4,149
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Construction
Pass	851	467	—	—	—	—	—	1,318
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction	851	467	—	—	—	—	—	1,318
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Consumer
Pass	47	92	70	23	2	—	—	234
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	47	92	70	23	2	—	—	234
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total	$16,440	$23,253	$18,455	$18,844	$51,702	$2,870	$—	$131,564

	As of December 31, 2023
	Term loans amortized cost basis by origination year
	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$23,395	$18,950	$19,605	$47,517	$1,414	$—	$110,881
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	200	—	—	200
Total 1-4 family residential	23,395	18,950	19,605	47,717	1,414	—	111,081
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Multi-family
Pass	—	—	239	2,872	—	—	3,111
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total multi-family	—	—	239	2,872	—	—	3,111
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Commercial
Pass	186	—	100	3,399	150	—	3,835
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total commercial	186	—	100	3,399	150	—	3,835
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Construction
Pass	2,508	—	—	—	—	—	2,508
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total construction	2,508	—	—	—	—	—	2,508
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Consumer
Pass	122	95	28	3	—	—	248
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total consumer	122	95	28	3	—	—	248
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Total	$26,211	$19,045	$19,972	$53,991	$1,564	$—	$120,783

The aging of the Bank’s loan portfolio as of June 30, 2024 and December 31, 2023, is as follows:

	31-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loan Balance
	(Dollars in thousands)
June 30, 2024
1-4 family residential	$97	$—	$—	$97	$122,715	$122,812
Multi-family	—	—	—	—	3,051	3,051
Commercial	—	—	—	—	4,149	4,149
Construction	—	—	—	—	1,318	1,318
Consumer	—	—	—	—	234	234
Total	$97	$—	$—	$97	$131,467	$131,564

December 31, 2023
1-4 family residential	$131	$—	$200	$331	$110,750	$111,081
Multi-family	—	—	—	$—	3,111	$3,111
Commercial	—	—	—	$—	3,835	$3,835
Construction	—	—	—	$—	2,508	$2,508
Consumer	—	—	—	$—	248	$248
Total	$131	$—	$200	$331	$120,452	$120,783

The following table presents the amortized cost basis of loans on nonaccrual status recorded at June 30, 2024 and December 31, 2023. There was no interest recognized on non-accrual loans for the six months ended June 30, 2024.

	June 30, 2024		December 31, 2023
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
(Dollars in thousands)
First mortgage loans
1-4 family residential	$—	$—	$200	$200
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Consumer loans	—	—	—	—
Total loans	$—	$—	$200	$200

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans. There were no modifications on loans to borrowers experiencing financial difficulty during the six months ended June 30, 2024 and 2023.

Note 4: Deposits

As of June 30, 2024 the scheduled maturities of time deposits are as follows:

For the 12 months ended
June 30,	Amount
(Dollars in thousands)
2025	$54,212
2026	8,744
2027	3,306
2028	6,468
2029 and beyond	7,063
Total	$79,793

In the normal course of business, deposit accounts are held by directors and executive officers of the Company and the Bank (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At June 30, 2024 and December 31, 2023, total deposits held by directors and officers of the Company and the Bank were $827,000 and $739,000, respectively.

Note 5: Other Borrowings

There were no additional borrowings made during the six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company borrowed $5.0 million from the FHLB Chicago at a rate of 4.78% for 24 months, payable on June 20, 2025.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
FHLB of Chicago advances and other borrowings:
Average balance outstanding	$5,000	$604	$5,000	$304
Maximum amount outstanding at any month-end during the period	5,000	5,000	5,000	5,000
Average interest rate during the period	4.9%	4.6%	4.8%	4.6%

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Balance outstanding at end of period	5,000	5,000
Weighted average interest rate at end of period	4.8%	4.8%

The eligible borrowings are collateralized by $111.5 million and $102.6 million of first mortgage loans under a blanket lien arrangement at June 30, 2024 and December 31, 2023, respectively.

The following table shows the outstanding advances, additional borrowing capacity and total borrowing capacity from the FHLB Chicago at the dates presented.

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Outstanding advances	$5,000	$5,000
Additional borrowing capacity	79,210	72,200
Total borrowing capacity	$84,210	$77,200

Additionally, at June 30, 2024 and December 31, 2023, we had a $10.0 million federal funds line of credit with BMO Harris Bank, none of which was drawn at June 30, 2024 and December 31, 2023.

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at June 30, 2024 or December 31, 2023.

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

The following table presents the Bank’s assets that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2024
Securities available-for-sale
U.S. Treasury Notes	$1,500	$1,500	$—	$—
U.S. government agency obligations	8,793	—	8,793	—
Municipal obligations	11,916	—	11,916	—
Mortgage-backed residential obligations	27,744	—	27,744	—
Collateralized mortgage obligations	25,348	—	25,348	—
Total	$75,301	$1,500	$73,801	$—

December 31, 2023
Securities available-for-sale
U.S. Treasury Notes	$2,973	$2,973	$—	$—
U.S. government agency obligations	9,106	—	9,106	$—
Municipal obligations	13,570	—	13,570	—
Mortgage-backed residential obligations	30,351	—	30,351	—
Collateralized mortgage obligations	26,135	—	26,135	—
Total	$82,135	$2,973	$79,162	$—

The Bank may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There were no assets measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
June 30, 2024
Financial assets:
Loans, net	$131,038	$—	$—	$120,847	$120,847
Loans held for sale	5,180	—	5,283	—	5,283
Financial liabilities:
Interest-bearing deposits	$166,636	$—	$167,012	$—	$167,012
Other Borrowings	5,000	—	5,005	—	5,005

December 31, 2023
Financial assets:
Loans, net	$120,623	$—	$—	$110,288	$110,288
Loans held for sale	380	—	387	—	387
Financial liabilities:
Interest-bearing deposits	$156,402	$—	$156,092	$—	$156,092
Other Borrowings	5,000	—	4,990	—	4,990

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

As of June 30, 2024 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category. On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9% subject to a limited two quarter grace period, during which the leverage ratio cannot drop 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. The Bank elected to begin using CBLR for the first quarter of 2020. Management believes, as of June 30, 2024, that the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios as of June 30, 2024 and December 31, 2023, are presented below:

			Minimum Required to be
	Actual		Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio
As of June 30, 2024	(Dollars in thousands)
Tier 1 capital (to Average Assets)	$63,679	24.00%	$23,880	>9%
As of December 31, 2023
Tier 1 capital (to Average Assets)	$63,258	24.72%	$23,031	>9%

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

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At June 30, 2024 and December 31, 2023, unused lines of credit and outstanding commitments to originate loans were as follows:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Unused line of credit	$6,464	$4,050
Commitments to originate loans	2,543	3,770
Total commitments	$9,007	$7,820

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

There were no securities or other contracts that had a dilutive effect for the three and six months ended June 30, 2024 and 2023, and therefore the weighted average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for EPS calculations.

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(Income in thousands)		(Income in thousands)
Net (loss) income applicable to common shares	$(326)	$(126)	$(572)	$44

Average number of common shares outstanding	5,308,341	5,378,749	5,352,903	5,388,301
Less: Average unallocated ESOP shares	382,953	402,622	395,420	405,309
Average number of common shares outstanding used to calculate basic earnings per common share	4,925,388	4,976,127	4,957,483	4,982,992
(Loss) earnings income per common share basic and diluted	$(0.07)	$(0.03)	$(0.12)	$0.01

All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS. The computation of diluted earnings per share excludes certain outstanding stock options that were outstanding and anti-dilutive, since the Company was in a loss position or since the exercise price of these outstanding stock options exceeded the average market price of the Company's common stock.

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

There were no contributions to the ESOP during the first six months of 2024, as the annual loan payment will be made during the fourth quarter. Expense recorded was $102,000 for the six months ended June 30, 2024 and 2023, and $51,000 and $47,000 for the three months ended June 30, 2024 and 2023, respectively, and is recognized over the service period.

Shares held by the ESOP were as follows:

	As of June 30,
	2024	2023
	(Dollars in thousands)
Shares allocated	43,624	22,009
Shares committed for allocation	10,590	10,808
Unallocated	377,622	399,019
Total ESOP shares	431,836	431,836

Fair value of unearned shares as of June 30, 2024 and 2023, respectively	$3,636	$3,647

Fair value of unearned shares is based on a stock price of $9.63 and $9.14 as of June 30, 2024 and 2023, respectively.

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

Stock options granted under the 2023 Equity Plan generally vest in equal annual installments over a service period of five years beginning on the date of grant. The vesting of the options accelerates upon death, disability or an involuntary termination at or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. As of June 30, 2024, the Company has 74,296 shares available for future grants of stock options under the 2023 Equity Plan.

The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to first draw on treasury stock as the source for shares.

The following is a summary of the Company's stock option activity and related information for the periods presented.

Stock Option	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Nonvested at March 31, 2023	—	$—
Granted	465,500	9.36
Forfeited	—	—
Nonvested at June 30, 2023	465,500	$9.36	N/A
Exercisable - End of Period	—

Nonvested at March 31, 2024	442,500	$9.36
Granted	—	—
Vested	88,500	9.36
Forfeited	—	—
Nonvested at June 30, 2024	354,000	$9.36	$96
Exercisable - End of Period	111,500	9.36	30

Stock Option	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Nonvested at December 31, 2022	—	$—
Granted	465,500	9.36
Forfeited	—	—
Nonvested at June 30, 2023	465,500	$9.36	N/A
Exercisable - End of Period	—

Nonvested at December 31, 2023	442,500	$9.36
Granted	—	—
Vested	88,500	9.36
Forfeited	—	—
Nonvested at June 30, 2024	354,000	$9.36	$96
Exercisable - End of Period	111,500	9.36	30

(1) Dollars in thousands. The aggregate intrinsic value of outstanding and exercisable options at June 30, 2023 and 2024 were calculated based on the closing market price of the Company's common stock of June 30, 2023 and 2024 of $9.14 and $9.63, respectively, per share less the exercise price.

Expected future expense relating to the non-vested options outstanding as of June 30, 2024 is $1.2 million over a weighted average period of 4.0 years. As of June 30, 2024, the Company had 354,000 in nonvested stock options with a weighted average remaining life of 9.0 years outstanding.

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

As of June 30, 2024, the Company has 28,718 shares of restricted stock available for future grants under the 2023 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of June 30, 2024 and changes thereto during the periods presented.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Nonvested balance as of March 31, 2023	—	$—
Granted	187,200	9.36
Forfeited	—	—
Nonvested balance as of June 30, 2023	187,200	$9.36

Nonvested balance as of March 31, 2024	178,000	$9.36
Granted	—	—
Vested	35,600	9.36
Forfeited	—	—
Nonvested balance as of June 30, 2024	142,400	$9.36

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Nonvested balance as of December 31, 2022	—	$—
Granted	187,200	9.36
Forfeited	—	—
Nonvested balance as of June 30, 2023	187,200	$9.36

Nonvested balance as of December 31, 2023	178,000	$9.36
Granted	—	—
Vested	35,600	9.36
Forfeited	—	—
Nonvested balance as of June 30, 2024	142,400	$9.36

Expected future expense related to the non-vested restricted shares outstanding as of period end is $1.3 million over a weighted average period of 4.0 years.

The following table presents the stock based compensation expense for the periods presented.

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Stock option expense	$79	$14	$157	$14
Restricted stock expense	83	14	167	14
Total stock based compensation expense	$162	$28	$324	$28

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of our financial performance through a discussion of our financial condition as of June 30, 2024 and as compared to our financial condition as of December 31, 2023, and our results of operations for the three and six months ended June 30, 2024 and 2023. This section should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated unaudited interim financial statements for the three and six months ended June 30, 2024 and 2023, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates.

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

	For the Three Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$134,727	$1,721	5.11%	$104,974	$1,022	3.89%
Federal funds sold and interest-bearing deposits in other banks	31,698	357	4.51%	7,066	59	3.34%
Time deposits with other financial institutions	1,816	28	6.17%	3,198	30	3.75%
Securities available for sale	76,269	448	2.35%	119,162	732	2.46%
FHLB stock	584	9	6.16%	550	5	3.64%
Total interest-earning assets	245,094	$2,563	4.18%	234,950	$1,848	3.15%
Noninterest-earning assets	19,843			21,024
Total assets	$264,937			$255,974
Interest-bearing liabilities:
Interest-bearing demand	$15,214	$2	0.05%	$17,591	$2	0.05%
Money market	30,982	50	0.65%	38,421	63	0.66%
Savings	41,641	16	0.15%	47,556	18	0.15%
Time deposits	77,812	646	3.32%	51,964	179	1.38%
Total interest-bearing deposits	$165,649	$714	1.72%	$155,532	$262	0.67%
Other borrowings	5,000	61	4.88%	604	7	4.64%
Total interest-bearing liabilities	170,649	$775	1.82%	156,136	$269	0.69%
Noninterest-bearing liabilities	17,902			18,646
Total liabilities	$188,551			$174,782
Equity	76,386			81,192
Total liabilities and equity	$264,937			$255,974
Net interest income		$1,788			$1,579
Interest rate spread(1)			2.36%			2.46%
Net interest-earning assets(2)	$74,445			$78,814
Net interest margin(3)			2.92%			2.69%
Average interest-earning assets to average-interest bearing liabilities	143.62%			150.48%

(1)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(2)	Equals total interest-earning assets less total interest-bearing liabilities.
(3)	Equals net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$130,031	$3,196	4.92%	$104,517	$2,040	3.90%
Federal funds sold and interest-bearing deposits in other banks	32,439	774	4.77%	7,558	111	2.94%
Time deposits with other financial institutions	1,904	51	5.36%	3,723	54	2.90%
Securities available for sale	78,477	929	2.37%	120,332	1,492	2.48%
FHLB stock	567	18	6.35%	550	9	3.27%
Total interest-earning assets	243,418	$4,968	4.08%	236,680	$3,706	3.13%
Noninterest-earning assets	19,741			21,153
Total assets	$263,159			$257,833
Interest-bearing liabilities:
Interest-bearing demand	$15,171	$4	0.05%	$17,918	$4	0.04%
Money market	31,339	100	0.64%	39,604	116	0.59%
Savings	41,627	31	0.15%	47,788	36	0.15%
Time deposits	75,812	1219	3.22%	52,512	327	1.25%
Total interest-bearing deposits	$163,949	$1,354	1.65%	$157,822	$483	0.61%
Other borrowings	5,000	121	4.84%	304	7	4.61%
Total interest-bearing liabilities	168,949	$1,475	1.75%	158,126	$490	0.62%
Noninterest-bearing liabilities	17,533			19,198
Total liabilities	$186,482			$177,324
Equity	76,677			80,509
Total liabilities and equity	$263,159			$257,833
Net interest income		$3,493			$3,216
Interest rate spread(1)			2.33%			2.51%
Net interest-earning assets(2)	$74,469			$78,554
Net interest margin(3)			2.87%			2.72%
Average interest-earning assets to average-interest bearing liabilities	144.08%			149.68%

(1)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(2)	Equals total interest-earning assets less total interest-bearing liabilities.
(3)	Equals net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE Three and Six MONTHS ENDED June 30, 2024 and 2023

General. For the three months ended June 30, 2024, we had a net loss of $326,000, compared to a net loss of $126,000 for the three months ended June 30, 2023. For the six months ended June 30, 2024, we had a net loss of $572,000, compared to net income of $44,000 for the six months ended June 30, 2023. The decrease in net income, for both the three- and six-month periods is primarily attributable to an increase in noninterest expenses related to the continued investment in people and processes with the expansion of the mortgage lending team, Oak Leaf Community Mortgage. This increase is partially offset by an increase in noninterest income specifically related to the gain on loans held for sale and an increase in net interest income driven by increased interest income on loans and interest income on funds held at the Federal Reserve Bank of Chicago.

Net Interest Income. Net interest income increased $208,000, to $1.8 million for the three months ended June 30, 2024 compared to $1.6 million for the three months ended June 30, 2023. Our interest rate spread decreased to 2.36% for the three months ended June 30, 2024 from 2.46 % for the same period ended June 30, 2023. Our net interest margin increased to 2.92% for the three months ended June 30, 2024 compared to 2.69% for the three months ended June 30, 2023. The decrease in interest rate spread is driven by an increased average balance of higher earning interest-bearing liabilities, specifically interest-bearing deposits, as a percentage of total assets. The increase in the interest margin is driven by an increase in yields earned on loans and interest-bearing deposits in other banks.

Average interest-earning assets of $245.1 million in the second quarter 2024 increased $10.1 million compared to $235.0 million for the second quarter 2023. The increase in average earning assets was driven by an increase in loans and interest-bearing deposits at other banks, funded by an increase in average deposit balances during the period.  The average outstanding balance of loans, net, increased to $134.7 million for the three-month period ended June 30, 2024, an increase of $29.8 million from $105.0 million for the three months ended June 30, 2023. Additionally, the average yield earned on those loans outstanding increased 122 basis points to 5.11% for the three months ended June 30, 2024. This increase is a result of an overall increase in market rates on mortgage loans originated during 2024, as well as increased loan demand for specialty portfolio products which are originated at higher interest rates and with additional origination fees.

The cost of interest-bearing liabilities increased 113 basis points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The net increase in our funding costs was primarily due to an increase in rates offered on time deposit accounts to remain competitive with the local market.

Net interest income increased $276,000, to $3.5 million for the six months ended June 30, 2024 compared to $3.2 million for the six months ended June 30, 2023. Our interest rate spread decreased to 2.33% for the six months ended June 30, 2024 from 2.51% for the same period ended June 30, 2023. Our net interest margin increased to 2.87% for the six months ended June 30, 2024 compared to 2.72% for the six months ended June 30, 2023. The decrease in interest rate spread is driven by an increased average balance of higher earning interest-bearing liabilities, specifically interest-bearing deposits, as a percentage of total assets. The increase in the interest margin is driven by an increase in yields earned on loans and interest-bearing deposits in other banks.

Average interest-earning assets of $243.4 million for the six months ended June 30, 2024 increased $6.7 million compared to $236.7 million for the same period ending June 30, 2023. The increase in average earning assets was driven by an increase in loans and interest-bearing deposits at other banks, funded by an increase in average deposit balances during the period and reduction in investment securities.  The average outstanding balance of loans, net increased to $130.0 million for the six-month period ended June 30, 2024, an increase of $25.5 million from $104.5 million for the six months ended June 30, 2023. Additionally, the average yield earned on those loans outstanding increased 101 basis points to 4.92% for the six months ended June 30, 2024. This increase is a result of an overall increase in market rates on mortgage loans originated during 2024, as well as an increased loan demand for specialty portfolio products which are originated at higher interest rates and with additional origination fees.

The cost of interest-bearing liabilities increased 113 basis points for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The net increase in our funding costs was primarily due to an increase in rates offered on time deposit accounts to remain competitive with the local market.

Provision for Credit Losses. For the three months ended June 30, 2024 and 2023, a provision for credit losses was recorded based on the current allowance for credit loss ("ACL") assessment. During the three months ended June 30, 2024, we recorded a provision for credit losses of $123,000, comprised of $90,000 in provision for credit losses to loans and $33,000 in provision for credit losses related to unfunded commitments, including loans committed for origination. During the three months ended June 30, 2023, we recorded a provision for credit losses of $30,000, comprised of $31,000 in provision for credit losses on loans and a $1,000 reversal of provision of credit losses related to unfunded commitments. During the six months ended June 30, 2024, we recorded a provision for credit losses of $122,000, comprised of $91,000 provision for credit losses on loans and $31,000 provision for credit losses related to unfunded commitments. During the six months ended June 30, 2023, we recorded a provision for credit losses of $2,000, comprised of $3,000 provision for credit losses on loans and a $1,000 reversal of provision of credit losses related to unfunded commitments.

We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loan and available-for-sale securities portfolios.

Noninterest Income. The following table shows the components of noninterest income for the periods presented.

	Three months ended June 30,		Six months ended June 30,
Noninterest income:	2024	2023	2024	2023
	(Dollars in thousands)
Gain on sale of mortgage loans	$271	$2	$427	$13
Rental income on office building	16	16	32	32
Service charges on deposits	64	69	125	133
Increase in cash surrender value of BOLI	53	46	106	92
Other	97	14	123	24
Total noninterest income	$501	$147	$813	$294

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023, noninterest income increased $354,000 to $501,000 from $147,000. For the six months ended June 30, 2024 compared to the same period ended June 30, 2023, noninterest income increased $519,000 from $294,000 to $813,000.  In each case, the increases were driven by an increase in the gain on sale of mortgage loans and an increase in other noninterest income. Other noninterest income increased as a result of insurance recovery funds received, totaling $70,000, due to damage from an accident that occurred at one of the branches. Management anticipates the costs associated with the capital improvements will exceed that of the funds received as additional necessary upgrades will be made concurrently.

Gain on sale of mortgages increased $269,000, from $2,000 to $271,000 for the three months ended June 30, 2024 compared to 2023. Gain on sale of mortgage loans increased $414,000, from $13,000 to $427,000 for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increases in gain on sale of mortgages were primarily the result of an overall increase in total mortgage loans originated during the period. During the six months ended June 30, 2024, we sold 72 loans totaling $19.5 million for a gain on sale of $427,000. Included in the number and amount of loans sold during the period were loans sold that were originated as held for investment, but subsequently sold to local community banks, totaling $2.5 million, for a total gain on sale of $79,000. Management continues to look for opportunities and markets to sell loans as we continue to see increased loan production compared to prior years.

Noninterest Expense. The following table shows the components of noninterest expense for the periods presented.

	Three months ended June 30,		Six months ended June 30,
Noninterest expense:	2024	2023	2024	2023
	(Dollars in thousands)
Salaries and employee benefits	$1,468	$1,005	$2,842	$1,933
Equipment and occupancy	198	167	412	333
Data processing	217	161	412	322
Professional services	172	123	283	244
Advertising	91	27	175	51
Supervisory fees and assessments	35	39	71	74
Loan expenses	65	23	95	44
Deposit expenses	58	55	112	107
Director fees	56	56	104	112
Other	132	131	250	237
Total noninterest expense	$2,492	$1,787	$4,756	$3,457

During the first half of 2024, Management heavily invested in the implementation and growth of Oak Leaf Community Mortgage, resulting in elevated noninterest expenditures. Noninterest expenses increased $705,000 for the three months ended June 30, 2024, compared to the same period ended June 30, 2023. Noninterest expenses increased $1.3 million for the six months ended June 30, 2024, compared to the same period ended June 30, 2023. For both the three- and six-month periods, the increase in noninterest expenses was primarily driven by increases in salaries and employee benefits.  The average number of employees increased to 48 for the six months ended June 30, 2024 compared to 37 for the six months ended June 30, 2023. The increase in headcount is based on the addition of the Oak Leaf Community Mortgage team brought on during the fourth quarter of 2023 as well as additional hires during 2024 to supplement the lending team as operations continue to expand. Additionally, the Company implemented the 2023 Equity Incentive Plan on June 15, 2023, and began recognizing expenses associated with this plan in June 2023, as such expenses were higher for the periods ended 2024 compared to 2023. Marketing and advertising costs increased during 2024 as a result of an increased focus on lending operations and related marketing to our new lending area, Will County, Illinois. Data processing expenses increased as we have continued to invest in systems and processes to improve the lending experience for our customers as well as implement efficiencies within our internal processes. Additionally, certain data processing expenses are based on per employee costs, which increased due to an increase in headcount. Professional service expenditures increased during the periods as a result of increased auditing expenses resulting from expanded operations. Loan expenses increased as a result of an increase in loan originations during the periods. Equipment and occupancy costs increased as a result of two additional loan production office rental agreements in place during 2024 that were not in place during the first half of 2023. Management intends to continue to invest in the people and processes in place to achieve efficiencies as loan production continues to grow.

Provision for Income Tax Expense (Benefit). There was no provision for income tax expense recorded during the three and six months ended June 30, 2024. Management estimates a taxable net loss for the year ended December 31, 2024 due to non-taxable income, such as income on tax exempt municipal securities and BOLI.

During the quarter ended June 30, 2024, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing net operating losses. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the three-year period ended June 30, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of June 30, 2024, management maintained the full valuation allowance against the federal net operating losses and net deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted.

COMPARISON OF FINANCIAL CONDITION AT June 30, 2024 and December 31, 2023

	At June 30,	At December 31,
	2024	2023
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$32,431	$31,388
Securities available for sale	75,301	82,135
FHLB stock	585	550
Loans held for sale	5,180	380
Loans, net	131,038	120,623
Total assets	265,888	256,776
Total deposits	177,824	168,826
Total equity	$76,500	$77,545

Total Assets. Total assets increased $9.1 million to $265.9 million as of June 30, 2024 compared to $256.8 million at December 31, 2023. The increase was driven by an increase in loans, net, funded by an increase in time deposits and a reduction in securities available for sale due to maturities and principal payments of securities.

Cash and cash equivalents. Cash and cash equivalents increased $1.0 million to $32.4 million as of June 30, 2024, from $31.4 million at December 31, 2023. The increase in cash was driven by an increase in time deposits during the same period and principal payments received on securities available for sale. Currently, the Bank holds a majority of the cash on hand at the Federal Reserve Bank of Chicago, earning 5.40%, to keep the funds available for increasing loan demand. Management continues to actively monitor our liquidity position on a daily basis and maintain levels of liquid assets deemed adequate.

Time deposits with other financial institutions. Time deposits with other financial institutions decreased $1.0 million to $1.0 million as of June 30, 2024, from $2.0 million at December 31, 2023. The decrease in time deposits with other financial institutions was driven by maturities during the year to date. Management has been reinvesting the matured funds into lending activities, increasing the average yield on assets for the six months ended June 30, 2024 to 4.08% compared to 3.13% for the same period ending June 30, 2023.

Securities Available for Sale. Securities available-for-sale decreased to $75.3 million as of June 30, 2024, compared to $82.1 million at December 31, 2023. There were no purchases or sales of securities available-for-sale during the six months ended June 30, 2024. During the six months ended June 30, 2024, the Bank received principal payments of $2.8 million, had maturities of $2.8 million, had net premium amortization and discount accretion of $263,000 and had an increase in the unrealized loss on the portfolio of $991,000. Additionally, the securities portfolio has one security that matures on July 1, 2024, totaling $1.5 million.

As of June 30, 2024, the securities available for sale portfolio included an unrealized loss position of $12.5 million, or 14.2% of the total book value of the portfolio. Management monitors the portfolio for credit losses and believes that the decline in value does not presently represent realized losses and is due to market volatility and increased market interest rates. While the Bank does not currently intend to sell securities in a loss position, management may consider the opportunity to reposition the investment securities portfolio in the future.

Loans held for sale. Our loans held for sale increased $4.8 million to $5.2 million at June 30, 2024 compared to $380,000 at December 31, 2023. With the addition of Oak Leaf Community Mortgage during the late third and early fourth quarters of 2023, and the related increase in loan originations, management has increased the proportion of loan originations held for sale to the secondary market. Additionally, the increase in loans held for sale as of June 30, 2024, compared to December 31, 2023, is partially driven by the timing of loan closings, with $1.5 million in loans held for sale funding on the last business day of June 2024.

Loans, net. Our loans, net, increased by $10.4 million to $131.0 million at June 30, 2024 compared to $120.6 million at December 31, 2023. The Bank originated $27.6 million in loans to be held in the portfolio during the six months ended June 30, 2024. In an effort to continue to grow loan originations, the Bank hired three additional mortgage loan originators during the second quarter of 2024. The Bank sold $2.5 million in loans that were originally held in the portfolio to local community banks. The Bank saw an increase in loan principal payments and payoffs during the six months ended June 30, 2024, totaling $14.6 million, as a result of a new loan product introduced with the addition of Oak Leaf Community Mortgage. The Buy Now, Sell Later loan product is an often short term loan that allows borrowers to consolidate the purchase of a new property with their current mortgage. With an average life of less than 12 months, the loan is paid down upon the sale of the original home and the funds for the new property are usually refinanced to a conventional mortgage product. During the six months ended June 30, 2024, the Bank originated $7.0 million in Buy Now, Sell Later Loans, and has a total outstanding loan balance of $2.1 million as of June 30, 2024.

As of June 30, 2024, the allowance for credit losses (“ACL”) which includes the allowance for credit losses on loans, and the allowance for credit losses on off-balance sheet exposures (recorded in Other Liabilities), totaled $1.3 million, an increase of $123,000 compared to December 31, 2023. The increase in the ACL is driven by an increase in the portfolio loan balances. As of June 30, 2024, there were no loans individually assessed and no loans were rated substandard or watch. As of June 30, 2024, the Bank has no non-accrual loans and one loan past due greater than 30 days. The Bank actively monitors the loan portfolio for signs of weakening credit quality, noting as of June 30, 2024 the portfolio remains of high quality with limited credit concerns. Additionally, there is no longer an individual assessment on the large construction loan as that loan converted to a conventional residential mortgage during the three months ended June 30, 2024. No specific reserve was previously required on this loan. As of June 30, 2024, the balance of unfunded commitments increased as a result of an increase in the HELOCs originated during the first half of 2024 and not yet drawn upon as well as in loans committed for origination.

Deposits. Total deposits increased $9.0 million to $177.8 million at June 30, 2024 compared to $168.8 million at December 31, 2023. The increase in deposits is primarily within the time deposit accounts as the Bank continued to offer a competitive CD special during the six months ended June 30, 2024. There are $54.2 million in time deposits scheduled to mature in the 12 months ending June 30, 2025. Of these scheduled maturities, $36.0 million have interest rates of 5.0% or greater. Based on current offering rates in our market area and our current deposit pricing strategy, as well as our strong historical deposit retention, management anticipates that a significant portion of maturing time deposits will be retained. Management continues to actively monitor the deposit balances and interest rates offered to maintain an adequate level of liquidity.

Total Equity. Total equity decreased $1.0 million to $76.5 million at June 30, 2024 primarily due to an increase in the unrealized loss position on the securities available-for-sale portfolio. The increase in the unrealized loss position of $709,000, net of the related tax effect, is due to changes in market interest rates. Additionally, the Bank began repurchasing treasury stock during the second quarter 2024, resulting in an additional $190,000 of treasury stock as of June 30, 2024, compared to December 31, 2023.

Asset Quality

The following table sets forth certain information with respect to our nonperforming assets. The decrease in non-accrual loans from December 31, 2023 to June 30, 2024 was the result of payoffs or payment requirements met bringing the loans off of non-accrual as of June 30, 2024.

	At June 30,	At December 31,
	2024	2023
	(Dollars in thousands)
Nonaccrual loans	$—	$200
Loans 90+ days past due and accruing	—	—
Total non-performing loans	—	200
Other real estate owned, net	—	—
Total non-performing assets	$—	$200

Asset Quality Ratios: (1)
Non-accrual loans as a percent of total loans outstanding	—%	0.17%
Non-performing assets as a percent of total assets	—%	0.08%
Allowance for credit losses on loans as a percent of total loans outstanding	0.96%	0.97%
Allowance for credit losses on loans as a percent of non-performing loans(2)	N/A	588.00%
Net charge-offs (recoveries) to average loans receivable	—%	—%

(1)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
(2)	Non-performing loans consist of non-accrual loans and loans that are 90 or more days past due and still accruing.

The allowance for credit losses on loans as a percentage of total loans as of June 30, 2024 was 0.96%. The allowance for loan losses as a percentage of total loans at December 31, 2023 was 0.97%.

Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Chicago and a $10.0 million unsecured Fed Funds line of credit with BMO Harris Bank. At June 30, 2024, we had one outstanding advance from the FHLB of Chicago totaling $5.0 million and had the capacity to borrow approximately $79.2 million additional from the FHLB of Chicago. Additionally, we had no outstanding balance under our $10.0 million federal funds line of credit with BMO Harris Bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was $(1.5) million and $136,000 for the six months ended June 30, 2024 and 2023, respectively. Net cash (used in) provided by investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $(6.6) million and $5.1 million for the six months ended June 30, 2024 and 2023, respectively, with the increase in cash used in 2024 driven by the increase in the portfolio loans. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts was $9.2 million and $(7.1) million for the six months ended June 30, 2024 and 2023, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from June 30, 2024, totaled $54.2 million. Based on our deposit retention experience and current pricing strategy we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

As of June 30, 2024, the Bank was well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2020, the Bank elected to begin using the CBLR. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9%, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. North Shore Trust and Savings’ Tier 1 capital to Average Assets was 24.00% and 24.72% at June 30, 2024 and December 31, 2023, respectively.

Off-Balance Sheet Arrangements. At June 30, 2024, we had $9.0 million of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $6.5 million at June 30, 2024.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at June 30, 2024.

	Total Amounts Committed at	Amount of Commitment Expiration – Per Period
	June 30, 2024	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Unused line of credit	$6,464	$667	$718	$921	$4,158
Commitments to originate loans	2,543	2,543	—	—	—
Total commitments	$9,007	$3,210	$718	$921	$4,158

Contractual Cash Obligations. The following table summarizes our contractual cash obligations at June 30, 2024.

	Total at	Payments Due By Period
	June 30, 2024	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Time deposits	$79,793	$54,212	$12,050	$13,531	$—
FHLB advances	5,000	5,000	—	—	—
Total contractual obligations	$84,793	$59,212	$12,050	$13,531	$—

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of our common stock during the quarter ended June 30, 2024, and the stock repurchase plans approved by our board of directors.

	(a)	(b)	(c)	(d)
Period	Total number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet to be Purchased Under the Plans or Programs (2)

April 1 - April 30, 2024	4,230	$ 9.57	4,230	261,533
May 1 - May 31, 2024	2,108	9.64	2,108	259,425
June 1 - June 30, 2024	13,464	9.62	2,061	257,364
Total	19,802	$ 9.61	8,399	257,364

(1) 11,403 shares were withheld to cover income taxes payable by the participant in connection with the vesting of restricted stock awards under our 2023 Equity Incentive Plan ("2023 Equity Plan"). Shares withheld to pay income taxes are surrendered by the participant to the Company pursuant to the terms of the 2023 Equity Plan.

(2) On December 21, 2023, the Company adopted its second repurchase program to repurchase up to 265,763 shares, or 5% of its then outstanding common stock. The program will be in effect until December 31, 2024, unless earlier terminated.

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

NSTS BANCORP, INC.

Dated: August 9, 2024	By:	/s/ Stephen G. Lear
Stephen G. Lear
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2024	By:	/s/ Carissa H. Schoolcraft
Carissa H. Schoolcraft
Chief Financial Officer
(Principal Financial and Accounting Officer)