Form 10-K
period 2024-12-31
NSTS Bancorp, Inc.
filed 2025-03-28
CIK 1881592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Registrant's voting common stock held by non-affiliates based on the closing price of the common stock on June 30, 2024 was $47.1 million.

As of March 27, 2025, the Registrant had 5,247,826 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its Annual Meeting of Stockholders, scheduled to be held May 21, 2025, are incorporated by reference into Part III of this Form 10-K.

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

●

changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, especially in light of the new United States presidential administration;

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

North Shore Trust and Savings

North Shore Trust and Savings, a federally-chartered stock savings institution, was established in 1921 as North Shore Building and Loan, an Illinois-chartered institution. The Bank is a wholly owned subsidiary of NSTS Bancorp, Inc., and operates as a traditional savings institution focused primarily on serving the banking needs of customers in our market area of Lake County, Illinois and adjacent communities. We operate from our headquarters and main banking office in Waukegan, Illinois, as well as two additional full-service branch offices located in Waukegan and Lindenhurst, Illinois, respectively. We have three loan production offices in Chicago, Aurora and Plainfield, Illinois. Our primary business activity is attracting deposits from the general public and using those funds to originate one- to four-family residential mortgage loans and purchase investments. We are subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”).

Our Business and Franchise

For over 100 years, we have served Lake County, Illinois and the surrounding communities. We have established deep ties to the community and developed customer relationships which have spanned generations. We pride ourselves in matching our products and services to the needs of the community.

North Shore Trust and Savings is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are customer deposits, repayments of loans, maturities of investments and funds borrowed from outside sources such as the Federal Home Loan Bank of Chicago (“FHLB”). These funds are primarily used for the origination of loans, including one- to four-family residential first mortgage loans, commercial real estate mortgage loans, multi-family residential mortgage loans, one- to four- family residential construction loans and consumer loans. North Shore Trust and Savings derives its income principally from interest earned on loans and investment securities, the gain on sale of mortgage loans sold into the secondary mortgage market, and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. We invest in bank owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. BOLI also generally provides us noninterest income that is non-taxable. North Shore Trust and Savings’ primary expenses are interest expense on deposits and borrowings and general operating expenses.

Our business strategy is to continually enhance our products and services with a focus on one- to four- family residential first mortgage loans, and to maintain our holdings of commercial real estate and multi-family residential real estate loans. Our traditional lending market is centered in our retail branch area of Lake County, Illinois. We are also an active originator of residential home loans in Lake County, Illinois as well as other counties in the greater Chicagoland area, as well as Kenosha County in Wisconsin. We established a loan production office in Chicago, Illinois in 2016 to originate loans outside of our branch network in a more densely populated metropolitan area, which we believe benefits us geographically. To complement the existing offices, during the third quarter of 2023, we established two additional loan production offices in Aurora and Plainfield, Illinois to expand our loan originations within the Chicagoland area. The lending team originates loans as Oak Leaf Community Mortgage, powered by North Shore Trust and Savings. As of December 31, 2024, $119.4 million, or 91.2% of our total loan portfolio, consisted of one- to four-family residential mortgage loans.

Our headquarters office is located at 700 S. Lewis Avenue, Waukegan, Illinois, and our telephone number is (847) 336-4430. We maintain a website at www.northshoretrust.com, and we provide our customers with on-line banking services. Information on our website should not be considered a part of this filing.

Market Area and Competition

We are headquartered in Waukegan, Illinois. In addition to our main office, we have two additional full service offices in Waukegan and Lindenhurst, Illinois, respectively, and three loan production offices located in Chicago, Plainfield and Aurora, Illinois. We currently are evaluating sites for additional loan production branch offices in surrounding communities to be established over the next few years.

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

Operating Segment

While the Company has assigned certain management responsibilities by region and business line, the Company’s chief decision-maker monitors and evaluates financial performance on a Company-wide basis. The majority of the Company’s revenue is from the business of banking and the Company’s assigned business lines have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

Lending Activities

General. As of December 31, 2024, our net loan portfolio totaled $130.4 million or 46.8% of total assets. Our principal lending activity has been the origination of loans collateralized by one- to four-family residential real estate loans located in our market area. We also originate commercial real estate, multi-family residential mortgage loans, one- to four- family residential construction loans and consumer loans, consisting of loans secured by deposits at North Shore Trust and Savings and other collateral and unsecured personal loans.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2024		2023
	Amount	%	Amount	%
	(Dollars in thousands)
First mortgage loans:
1-4 family residential	$119,409	91.22%	$111,081	91.97%
Multi-family	3,368	2.57%	3,111	2.58%
Commercial	4,197	3.21%	3,835	3.17%
Construction	3,651	2.79%	2,508	2.08%
Total first mortgage loans	130,625		120,535
Consumer loans	282	0.21%	248	0.20%
Total loans	130,907	100.00%	120,783	100.00%
Net deferred loan costs	650		1,016
Allowance for credit losses	(1,201)		(1,176)
Total loans, net	$130,356		$120,623

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2024, before giving effect to net deferred loan costs and the allowance for credit losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	1-4 Family Residential	Multi-Family Residential	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Amounts due after December 31, 2024 in:
One year or less	$116	$—	$198	$—	$43	$357
After one year through two years	160	—	—	93	48	301
After two years through three years	218	—	—	189	68	475
After three years through five years	2,940	515	183	—	79	3,717
After five years through ten years	7,981	—	1,716	—	36	9,733
After ten years through 15 years	15,006	1,726	1,863	—	6	18,601
After 15 years	92,988	1,127	237	3,369	2	97,723
Total	$119,409	$3,368	$4,197	$3,651	$282	$130,907

The following table shows the dollar amount of our loans as of December 31, 2024, due after December 31, 2025, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or	Total at
	Fixed-Rate	Adjustable-Rate	December 31, 2024
	(Dollars in thousands)
1-4 family residential	$80,330	$38,963	$119,293
Multi-family	515	2,853	3,368
Commercial	71	3,928	3,999
Construction	3,462	189	3,651
Consumer	181	58	239
Total	$84,559	$45,991	$130,550

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

Our one to four-family residential first mortgage loans are written on standardized documents used by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”). With the addition of the Oak Leaf Community Mortgage lending team in 2023, we sell the majority of loans originated that conform to secondary market standards into the secondary market. Our portfolio underwriting standards allow for unique portfolio products that do not conform with those secondary market standards, with exceptions for factors such as the borrower’s job status or income, debt-to-income ratios, credit score, the condition or age of the residence or other factors. For loans which are secured by real estate, property valuations are undertaken by an independent third-party appraiser approved by our board of directors.

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

Loan Originations and Sales

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Loan originations:
1-4 family residential	$83,709	$29,077
Multi-family	517	—
Commercial	979	928
Construction	3,500	2,510
Consumer	144	164
Total loan originations	$88,849	$32,679
Loans sold	53,129	3,358
Loan principal repayments	24,758	11,153
Total loans sold and principal repayments	$77,887	$14,511
Change due to other items, net(1)	(391)	(524)
Net increase in loans, net and loans held for sale	$10,571	$17,644

(1)    Other items consist of deferred fees and the change in allowance for credit losses.

One to Four-Family Residential Mortgage Lending. Our primary lending continues to be the origination of loans secured by first mortgages on one to four-family residences in our market area. As of December 31, 2024, $119.4 million, or 91.2% of our total loan portfolio, consisted of one to four-family residential mortgage loans.

Applications for one to four-family residential mortgage loans are accepted at any of our banking offices for processing, which consists primarily of obtaining all documents required to complete the underwriting, and making a determination whether the loan meets our underwriting standards. While our one to four-family residential first mortgage loans are written on standardized documents used by Freddie Mac and Fannie Mae, our underwriting standards do not require that new one to four-family residential mortgage loans conform to secondary market standards. Beginning in 2024, the majority of loan originations that conform to secondary market standards are sold, on a servicing released basis, to the secondary mortgage market. We offer a variety of specialized portfolio loan products to address the needs of borrowers who do not meet secondary market standards.  We currently originate fixed-rate, fully amortizing mortgage loans with maturities up to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial three or five years and then adjusts annually. As of December 31, 2024, approximately 32.7% of our one to four-family residential mortgage loans maturing after December 31, 2025 were ARM loans. The interest rate on our ARM loans is based on either the Wall Street Journal Prime rate, the one-year Treasury rate or SOFR.

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

We underwrite one to four-family residential mortgage loans with loan-to-value ratios which generally do not exceed 97% in the case of ARM loans and 95% in the case of fixed-rate loans. We require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties securing one to four-family first mortgage loans. Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property. Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in the portfolio and we generally exercise our rights under these clauses.

Multi-Family Residential and Commercial Real Estate Lending. At December 31, 2024, our multi-family residential mortgage loans amounted to $3.4 million, or 2.6% of the total loan portfolio. Our multi-family residential mortgage loans, which are underwritten and approved in a manner consistent with our commercial real estate loans, are secured by residential properties with more than four units or secured by multiple one to four-family residential properties located in our market area. At December 31, 2024, our largest multi-family residential mortgage loan relationship, which consists of two loans, was $1.3 million, secured by various one to four-family investment homes and one multi-family apartment building located in Waukegan and North Chicago, Illinois, and was performing in accordance with its terms. At December 31, 2024, we had a total of 10 multi-family residential mortgage loans and the average size of our multi-family residential mortgage loans was approximately $337,000.

Our commercial real estate loan portfolio amounted to $4.2 million, or 3.2% of the total loan portfolio, at December 31, 2024. These commercial real estate loans included 14 loans secured primarily by investor properties, which include multiple one to four-family residences. Additionally, North Shore Trust and Savings has two commercial real estate loans secured by retail frontage. The two largest commercial real estate loans outstanding were $1.6 million and $1.1 million, and both loans were paying in accordance with all of their contractual terms.

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

Commercial real estate and multi-family residential lending involves a greater degree of risk than one to four-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions of rental housing units, office and retail space and other commercial space in the project’s market area. We attempt to minimize these risks for loans we originate by soliciting loans from businesses with existing operating performance. We also use conservative debt coverage ratios in our underwriting, and periodically monitor the operation of the business or project and the physical condition of the property. At December 31, 2024, none of our commercial real estate or multi-family loans were delinquent more than 30 days, nor were any on non-accrual. We have had no charge-offs of commercial real estate and multi-family residential loans for the years ended December 31, 2024 and 2023.

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

Construction Lending. At December 31, 2024, our construction lending amounted to $3.7 million, or 2.8% of the total loan portfolio. The construction loan portfolio consisted of 13 loans, the largest totaling $940,000, which is the construction of a single family home in the Chicago, Illinois metro area expected to be completed in 2025, in which the loan will convert to a conventional mortgage loan with a remaining term of 29 years. In addition to single family residential construction projects, our construction lending consists of land loans for properties zoned for residential construction. There are unfunded commitments of $4.8 million related to construction loans as of December 31, 2024.

Consumer Lending. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $282,000, or 0.2%, of our total loan portfolio at December 31, 2024. At December 31, 2024, our consumer loans were comprised of loans secured by deposits, auto loans and unsecured personal loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. We had no charge-offs on consumer loans during the years ended December 31, 2024 and 2023.

Loan Approval Procedures and Authority. Our board of directors establishes North Shore Trust and Savings’ lending policies and procedures. Our Loan Policy is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our board of directors.

Various officers or combinations of officers of North Shore Trust and Savings have the authority within specifically identified limits to approve new loans. As of December 31, 2024, the maximum loan amount that may be approved by an individual officer is $766,550, which is consistent with secondary market limits for conforming loans. Loans up to $1.0 million are reviewed by a single member of our management loan committee and loans up to $1.75 million are reviewed by our management loan committee, with a minimum of two members’ approval. Our board level loan committee has authority to approve loans up to $2.5 million. All other loans must be approved by the board of directors of North Shore Trust and Savings.

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

Property acquired through foreclosure is initially recorded at fair value at the date of acquisition, which is fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is a further deterioration in value, we charge earnings for the diminution in value. Prior to the time of foreclosure, our policy is to obtain an appraisal on real estate subject to foreclosure proceedings. We obtain re-appraisals on a periodic basis, generally on at least an annual basis, on foreclosed properties. We also conduct inspections on foreclosed properties.

We account for our problem and potential problem loans in accordance with generally accepted accounting principles. Loans are reviewed on a regular basis. Loans are listed on the “watch/special mention list” where management has some concern that the collateral or debt service ability may not be adequate, although the collectability of the contractual loan payments is still probable. If a loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. When a loan is identified for individual evaluation for expected credit losses, the measurement of the loan in the allowance for credit losses is based on present value of expected future cash flows, except that expected credit losses for all collateral-dependent loans are measured based on the fair value of the collateral. As of December 31, 2024, and 2023, loans identified for individual evaluation of expected credit losses, amounted to $0 and $200,000, respectively.

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

We review and classify loans on no less frequently than a quarterly basis and our board of directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. At December 31, 2024, we had no loans classified as "special mention," “doubtful,” “loss,” or "substandard."

Modifications on loans to borrowers experiencing financial difficulty. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. There were no modifications on loans to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	31-89 Days	90 Days or
	Past Due	Greater Past		Total Past		Total
	and	Due and		Due and		Loan
	Accruing	Accruing	Non-Accrual	Non-Accrual	Current	Balance
	(Dollars in thousands)
December 31, 2024
1-4 family residential	$371	$—	$—	$371	$119,038	$119,409
Multi-family	—	—	—	—	3,368	3,368
Commercial	—	—	—	—	4,197	4,197
Construction	—	—	—	—	3,651	3,651
Consumer	—	—	—	—	282	282
Total	$371	$—	$—	$371	$130,536	$130,907
December 31, 2023
1-4 family residential	$131	$—	$200	$331	$110,750	$111,081
Multi-family	—	—	—	—	3,111	3,111
Commercial	—	—	—	—	3,835	3,835
Construction	—	—	—	—	2,508	2,508
Consumer	—	—	—	—	248	248
Total	$131	$—	$200	$331	$120,452	$120,783

The following table sets forth the amounts of our classified loans at the dates indicated. There was no related specific valuation allowance in the allowance for credit losses on our classified loans at December 31, 2024 and 2023.

	At December 31,
	2024	2023
	(Dollars in thousands)
Substandard loans	$—	$200
Doubtful loans	—	—
Loss loans	—	—
Total classified loans	$—	$200

In addition to classified loans, our other real estate owned, (“OREO”) is classified as substandard. There were no OREO properties as of December 31, 2024 and 2023.

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and real estate owned at the dates indicated.

	At December 31,
	2024	2023
	(Dollars in thousands)
Non-accruing loans:
1-4 family residential	$—	$200
Multi-family	—	—
Commercial	—	—
Construction	—	—
Consumer	—	—
Total non-accruing loans	$—	$200
Accruing loans 90 days or more past due:
1-4 family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	—	—
Total non-performing loans	—	200
Other real estate owned	—	—
Total non-performing assets	—	200
Total loans outstanding	$130,907	$120,783
Total assets outstanding	$278,688	$256,776
Total non-accruing loans as a percentage of total loans outstanding	—%	0.17%
Total non-performing loans as a percentage of total loans outstanding	—%	0.17%
Total non-performing loans as a percentage of total assets	—%	0.08%
Total non-performing assets as a percentage of total assets	—%	0.08%

Allowance for Credit Losses. The following table shows changes in our allowance for credit losses during the periods presented.

	At or for the Year Ended
	December 31,
	2024	2023
	(Dollars in thousands)
Total loans outstanding at end of period	$130,907	$120,783
Total non-accrual loans at end of period	—	200
Total non-performing loans at end of period	—	200
Total average loans outstanding	133,176	107,438
Allowance for credit losses, beginning of period	1,176	624
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	384
Provision for credit losses	25	168
Charge-offs:
1-4 family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Consumer	—	—
Total charge-offs	$—	$—
Recoveries on loans previously charged-off:
1-4 family residential	$—	$—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Consumer	—	—
Total recoveries	$—	$—
Net (recoveries) charge-offs	$—	$—
Allowance for credit losses, end of period	$1,201	$1,176
Allowance for credit losses as a percent of non-performing loans	—%	588.00%
Allowance for credit losses as a percent of total loans outstanding	0.92%	0.97%
Allowance for credit losses as a percent of total non-accrual loans	—%	588.00%
Ratio of net (recoveries) charge-offs during the period to average loans outstanding during the period	0.00%	0.00%

The allowance for credit losses is established through a provision for credit losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover estimated lifetime credit losses in the loan portfolio at each reporting date. Management reviews the allowance for credit losses on no less than a quarterly basis. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, national and local economic conditions and industry experience. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. At both December 31, 2024 and December 31, 2023 our allowance for credit losses amounted to $1.2 million. The establishment of the allowance for credit losses is significantly affected by uncertainties and management judgment and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses. Such agencies may require North Shore Trust and Savings to make additional provisions for estimated credit losses based upon judgments different from those of management.

The following table shows how our allowance for credit losses is allocated by type of loan at each of the dates indicated.

	At December 31,
	2024			2023
		Percent	Percent of		Percent of	Percent of
		of Allowance	Loans in		Allowance	Loans in
	Amount of	to Total	Category to	Amount of	to Total	Category to
	Allowance	Allowance	Total Loans	Allowance	Allowance	Total Loans
	(Dollars in thousands)
1-4 family residential	$1,056	87.93%	91.22%	$1,094	93.03%	91.97%
Multi-family	37	3.08%	2.57%	40	3.40%	2.58%
Commercial	41	3.41%	3.21%	37	3.15%	3.17%
Construction	65	5.41%	2.79%	4	0.34%	2.08%
Consumer	2	0.17%	0.21%	1	0.08%	0.20%
Total	$1,201	100.00%	100.00%	$1,176	100.00%	100.00%

Investment Activities

We have authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, time deposits at federally insured banks and savings institutions, corporate debt obligations and federal funds. Our investment strategy is established by the board of directors.

	At December 31,
	2024		2023
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Securities available-for-sale
U.S. Treasuries	$—	$—	$2,995	$2,973
U.S. Government and agency obligations	9,719	8,657	10,234	9,106
Municipal obligations	14,103	11,736	15,451	13,570
Mortgage-backed securities	30,681	25,915	34,884	30,351
Collateralized mortgage obligations	28,783	24,941	30,073	26,135
Total securities available-for-sale	$83,286	$71,249	$93,637	$82,135

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

As of December 31, 2024, our securities available-for-sale portfolio totaled $71.2 million, or 25.6% of total assets at such date. The largest component of our investment securities portfolio at December 31, 2024 was investment in pass-through mortgage-backed securities issued by Fannie Mae, Ginnie Mae and Freddie Mac, which amounted to $25.9 million, followed by collateralized mortgage obligations issued by Fannie Mae, Ginnie Mae and Freddie Mac, which amounted to $24.9 million. Our investment in U.S. government and federal agency obligations as of December 31, 2024, was $8.7 million and our investment in municipal obligations as of December 31, 2024, was $11.7 million. During the year ended December 31, 2024, the investments in short term U.S. Treasuries matured, resulting in no holdings at the end of the year.

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

Investment securities are classified at the time of acquisition as securities available for sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances. Held-to-maturity securities are accounted for based upon the amortized cost of the security. Available-for-sale securities can be sold at any time based upon needs or market conditions. Available-for-sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. At December 31, 2024, all securities were classified as securities available for sale. At December 31, 2024, we had no investments in a single issuer other than securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which had an aggregate book value in excess of 10% of our stockholders’ equity. At December 31, 2024, the available-for-sale securities portfolio had a net unrealized loss position of $12.0 million. Some investment securities held in the portfolio have declined in value but do not presently represent realized losses. Unrealized losses on investment securities have not been recognized into income because the securities are of high credit quality, the Bank has the intent and ability to hold the securities for the foreseeable future, and the declines in fair value are primarily due to market volatility and increased market interest rates. The fair values are expected to recover as the securities approach their maturity dates.

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2024. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities have been included in based on average remaining life. The below yields represent tax equivalent yield.

	Amounts at December 31, 2024, Which Mature In
		After One	After Five
	One Year	through Five	through 10	Over 10
	or Less	Years	Years	Years	Total
	(Dollars in thousands)
Securities available for sale:
U.S. Government and agency obligations	$1,000	$3,047	$4,610	$—	$8,657
Municipal obligations	—	1,452	2,401	7,883	11,736
Mortgage-backed securities	—	8,971	15,794	1,150	25,915
Collateralized mortgage obligations	—	15,086	7,786	2,069	24,941
Total	$1,000	$28,556	$30,591	$11,102	$71,249
Weighted average yield:
U.S. Government and agency obligations	4.54%	2.30%	1.53%	N/A	2.12%
Municipal obligations	N/A	2.43	2.62	2.27	2.35
Mortgage-backed securities	N/A	1.77	2.06	2.61	1.94
Collateralized mortgage obligations	N/A	2.04	2.00	1.94	2.02
Total weighted average yield	4.54%	1.99%	2.00%	2.14%	2.05%

The following table sets forth the composition of our investment securities portfolio at each of the dates indicated.

	At December 31,
	2024	2023
	(Dollars in thousands)
Fixed-rate	$70,095	$80,899
Adjustable-rate	1,154	1,236
Total securities available for sale	$71,249	$82,135

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

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and noninterest-bearing, money market, savings and time deposit accounts. As of December 31, 2024, 51.2% of the funds deposited with North Shore Trust and Savings were in core deposits, which are deposits other than time deposits.

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

We use traditional means of advertising deposit products, including broadcast and print media and we generally do not solicit deposits from outside our market area. During 2023 and 2024, we offered a CD Special that attracted funds into Time Deposits. We continue to see a strong retention of our core deposits.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	At December 31,
	2024		2023
	Amount	%	Amount	%
	(Dollars in thousands)
Certificate accounts:
0.00% - 0.99%	$5,938	3.12%	$12,301	7.29%
1.00% - 1.99%	18,246	9.60%	13,064	7.74%
2.00% - 2.99%	7,093	3.73%	12,260	7.26%
3.00% - 3.99%	538	0.28%	4,336	2.57%
4.00% - 4.99%	26,540	13.96%	1,968	1.16%
5.00% - or more	34,464	18.12%	23,326	13.82%
Total certificate accounts	$92,819	48.81%	$67,255	39.84%
Transaction accounts:
Savings	$41,544	21.85%	$41,774	24.74%
Checking:
Interest-bearing	14,930	7.85%	15,346	9.09%
Noninterest-bearing	11,896	6.26%	12,424	7.36%
Money market	28,967	15.23%	32,027	18.97%
Total transaction accounts	$97,337	51.19%	$101,571	60.16%
Total deposits	$190,156	100.00%	$168,826	100.00%

The following tables show the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	At and for the Year Ended December 31,
	2024			2023
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)
Savings accounts	$41,273	$62	0.15%	$45,696	$68	0.15%
Checking-interest bearing	15,316	8	0.05%	16,714	9	0.05%
Money market	30,617	196	0.64%	36,875	226	0.61%
Time deposit	80,485	2,734	3.40%	56,573	1,033	1.83%
Total interest-bearing deposits	$167,691	$3,000	1.79%	$155,858	$1,336	0.86%
Total deposits	$178,921	$3,000	1.68%	$168,682	$1,336	0.79%

The following table shows, by various interest rate categories and maturities, the amount of time deposits as of December 31, 2024.

	Balance at December 31, 2024
	Maturing in the 12 Months Ending December 31,
Time deposit	2025	2026	2027	2028	Thereafter	Total
	(Dollars in thousands)
0.00% - 0.99%	$4,085	$859	$994	$—	$—	$5,938
1.00% - 1.99%	10,486	2,204	307	2,631	2,618	18,246
2.00% - 2.99%	1,499	813	380	1,576	2,825	7,093
3.00% - 3.99%	—	—	206	332	—	538
4.00% - 4.99%	13,096	9,138	345	3,961	—	26,540
5.00% - or more	34,464	—	—	—	—	34,464
Total certificate accounts	$63,630	$13,014	$2,232	$8,500	$5,443	$92,819

The following table shows the maturities of our time deposits in excess of the FDIC insurance limit (generally, $250,000) as of December 31, 2024 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in thousands)
March 31, 2025	$3,098	3.88%
June 30, 2025	2,288	4.32%
September 30, 2025	1,732	5.00%
December 31, 2025	7,516	4.50%
After December 31, 2025	7,356	3.70%
Total time deposits with balances of $250,000 or more	$21,990	4.17%

The amount of our total deposits with accounts over the FDIC's insurance limit of $250,000 was $44.5 million or 23.4% of total deposits, and $34.3 million or 20.3% of total deposits, at December 31, 2024 and 2023, respectively.

Borrowings. There were no additional borrowings made during the year ended December 31, 2024. In June 2023, the Company borrowed $5.0 million from the FHLB Chicago at a rate of 4.78% for 24 months, payable on June 20, 2025. The advance is collateralized by loans pledged to the FHLB and is payable at maturity, with a prepayment penalty if repayment is made prior to the maturity date. Additionally, during the fourth quarter of 2023, the Company borrowed $10.0 million from the Federal Reserve Bank of Chicago as part of the Bank Term Funding Program, at a rate of 5.31% for 12 months, payable in November 2024. The borrowing was repaid in December 2023. The borrowing was collateralized by securities pledged to the FRB and was payable at maturity with no prepayment penalty.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
FHLB of Chicago advances and other borrowings:
Average balance outstanding	$5,000	$3,461
Maximum amount outstanding at any month-end during the period	5,000	15,000
Balance outstanding at end of period	5,000	5,000
Average interest rate during the period	4.8%	5.0%
Weighted average interest rate at end of period	4.8%	4.8%

As of December 31, 2024, there was $5.0 million in outstanding borrowings with the FHLB Chicago. The Bank is eligible to borrow up to a total of $78.1 million and $77.2 million at December 31, 2024 and 2023, respectively, which would be collateralized by $103.8 million and $102.6 million of first mortgage loans under a blanket lien arrangement at December 31, 2024 and 2023, respectively. Additionally, at December 31, 2024 and 2023 we had a $10.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2024 and 2023.

Expense and Tax Allocation

North Shore Trust and Savings has an agreement with NSTS Bancorp, Inc., to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. During the year ended December 31, 2024, the total of these services was $1.3 million. In addition, North Shore Trust and Savings and NSTS Bancorp, Inc. have an agreement that establishes a method for allocating and for reimbursing the payment of their consolidated tax liability.

Employees and Human Capital Resources

At December 31, 2024, we had 53 full-time equivalent employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent. The success of our business is highly dependent on our employees, who provide value to our customers and communities. Our workplace culture provides a set of core values: a concern for others, trust, respect, hard work and a dedication to our customers. We seek to hire well-qualified employees who are also a good fit for our value system.

We believe that our ability to attract and retain top quality employees is a key to our future success. We continue to elevate individuals from within the organization into new roles and we expect to continue to assess our management and staffing needs and are likely to add personnel in the future in order to fully implement our business strategy.

During the year ended December 31, 2023, as part of the strategic growth initiatives, the Bank hired a mortgage lending team of 10 individuals, operating as Oak Leaf Community Mortgage, powered by North Shore Trust and Savings. These additional employees joined the Bank between September 11, 2023 and October 2, 2023. During the year ended December 31, 2024, the Bank continued to invest in the mortgage lending team, adding additional loan officers and support staff.

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

SUPERVISION AND REGULATION

General

As a federal savings association, North Shore Trust and Savings is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC as deposit insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which North Shore Trust and Savings may engage and is intended primarily for the protection of depositors and the FDIC's Deposit Insurance Fund (the "DIF"), and not for the protection of stockholders. North Shore Trust and Savings, also, is a member of and owns stock in the FHLB of Chicago, which is one of the 11 regional banks in the FHLB System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors (known as an institution's CAMELS rating). These CAMELS ratings are inherently subjective and the receipt of a less-than-satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory CAMELS rating may also prevent a financial institution, such as North Shore Trust and Savings or its holding company, NSTS Bancorp, Inc., from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

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

The Consumer Financial Protection Bureau (the "CFPB"), has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws with respect to certain consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations. The CFPB has the authority to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over banks with assets of $10.0 billion or more. The OCC has primary responsibility for examination of North Shore Trust and Savings and enforcement with respect to various federal consumer protection laws so long as North Shore Trust and Savings has total consolidated assets of less than $10.0 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from institutions with less than $10.0 billion in assets, such as North Shore Trust and Savings, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.

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

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the CFPB, the Federal Reserve Board, the SEC or the U.S. Congress, could have a material adverse impact on the operations and financial performance of NSTS Bancorp, Inc. and North Shore Trust and Savings.

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

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners' Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, a federal savings association may generally invest in mortgage loans secured by residential real estate without an aggregate limit, and commercial business, commercial real estate and consumer loans, certain types of debt securities and certain other assets, subject to overall percentage of assets or capital limits. Federal savings associations are also subject to a "Qualified Thrift Lender Test," or "QTL Test," which generally requires that a specified percentage of overall assets be residential mortgages and related investments.

Effective July 1, 2019, the OCC issued a final rule, pursuant to a provision of the Economic Growth Regulatory Relief and Consumer Protection Act ("EGRRCPA"), that permits a federal savings association to elect to exercise national bank powers without converting to a national bank charter. The election is available to federal savings associations that had total consolidated assets of $20.0 billion or less as of December 31, 2017, and is referred to as the covered savings association ("CSA") election.

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

Applicable regulations authorize a federal association that has exercised the CSA election to terminate the election and thereby again operate as a federal savings association that has not made a CSA election. North Shore Trust and Savings has not exercised the CSA election and has no current plans to elect to be treated as a CSA.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6%, a total capital to risk-based assets ratio of 8%, and a 4% Tier 1 capital to total assets (known as the "leverage ratio").

The EGRRCPA required the federal banking agencies, including the OCC, to establish a "community bank leverage ratio" ("CBLR") of between 8% and 10% for institutions with assets of less than $10.0 billion. The CBLR is the ratio of a bank's tangible Tier 1 equity capital to average total consolidated assets and has been set by the regulators at 9%. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the CBLR framework on its quarterly call report. The CBLR option was effective January 1, 2020 and is available to institutions with assets of less than $10.0 billion that meet other specified criteria. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% requirement so long as the bank maintains a leverage ratio of 7% or greater. A qualifying community bank that exercises the election and has capital equal to or exceeding the applicable percentage is considered compliant with all applicable regulatory capital requirements. Qualifying institutions may elect to utilize the CBLR in lieu of the generally applicable risk-based capital requirements. North Shore Trust and Savings has elected to utilize the CBLR framework. At December 31, 2024, North Shore Trust and Savings' CBLR was 23.53%.

As of December 31, 2024, North Shore Trust and Savings’ capital exceeded all applicable requirements including the applicable conservation buffer.

Loans-to-One Borrower. Generally, a federal savings association, including a CSA, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2024, North Shore Trust and Savings was in compliance with the loans-to-one borrower limitations.

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

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the CRA and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The OCC is required to assess the federal savings association's record of compliance with the CRA. A savings association's failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branch or merger applications, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act prohibit lenders from discriminating on the basis of race, creed or other prohibited factors in their lending practices. The failure to comply with the ECOA and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the U.S. Department of Justice. The CRA requires all institutions insured by the FDIC to publicly disclose their rating. North Shore Trust and Savings received an "Outstanding" CRA rating in its most recent federal examination.

On October 24, 2023, the OCC, the FDIC and the Federal Reserve Board jointly issued a final rule to revise the CRA's implementing regulations. While the final rule formally took effect on April 1, 2024, the majority of its provisions have a compliance date of January 1, 2026. The final rule implements a revised regulatory framework that, like the current framework, is based on bank asset size and business model. Under the final rule, federal agencies will evaluate small banks (i.e., those with assets of less than $600.0 million as of December 31 in either of the prior two calendar years), such as North Shore Trust and Savings, under either the current small bank test, referred to in the final rule as the Small Bank Lending Test or, at the Bank's option, the new "Retail Lending Test," however, banks of all sizes will maintain the option to elect to be evaluated under a strategic plan with the final rule updating the standards for obtaining approval for such plan. The new Retail Lending Test evaluates a bank's record of helping to meet the credit needs of its community through the origination and purchase of home mortgage, multifamily, small business, small farm and, in certain cases, automobile loans. For small banks that opt to be evaluated under the Retail Lending Test, the agencies will evaluate the distribution of the bank's major product lines in its facility-based assessment areas and any outside retail lending area, if applicable. For each applicable performance test, the agencies will assign conclusions reflecting the bank's performance in its facility-based assessment areas, and in the case of the new Retail Lending Test, the agencies will assign one of five conclusions to the bank: "Outstanding;" "High Satisfactory;" "Low Satisfactory;" "Needs to Improve;" or "Substantial Noncompliance." For small banks evaluated under the current Small Bank Lending Test, the agencies will assign one of four conclusions: "Outstanding;" "Satisfactory;" "Needs to Improve;" or "Substantial Noncompliance." At this time, we are unable to determine what impact, if any, the CRA reform may have on the operations of North Shore Trust and Savings.

Small Business Lending Rule. On March 30, 2023, the CFPB issued a final rule amending Regulation B, the implementing regulation of the ECOA, to implement section 1071 of the Dodd-Frank Act. Consistent with section 1071, covered financial institutions are required to collect and report to the CFPB data on applications for credit for small businesses, including those that are owned by women or minorities. The rule also addresses the CFPB's approach to privacy interests and the publication of section 1071 data, shielding certain demographic data from underwriters and other persons, recordkeeping requirements and enforcement provisions. Compliance with the small business lending rule beginning July 18, 2025 is required for covered financial institutions that originate the most covered credit transactions for small businesses (i.e., at least 2,500 covered originations in either 2022 and 2023 or 2023 and 2024). However, institutions with a moderate transaction volume (i.e., at least 500 but less than 2,500 covered originations in either 2022 and 2023 or 2023 and 2024) have until January 16, 2026 to begin complying with the rule and those with the lowest volume (i.e., at least 100 but less than 500 covered originations in either 2022 and 2023 or 2023 and 2024) have until October 18, 2026. A financial institution that did not originate at least 100 covered originations in calendar years 2022 and 2023 or 2023 and 2024, but subsequently originates at least 100 covered originations in two consecutive calendar years will be required to comply with the final rule. North Shore Trust and Savings had less than 100 covered originations in both 2022 and 2023 and 2023 and 2024, and therefore is not yet subject to comply.

Interchange Fees. The Dodd-Frank Act includes provisions that restrict interchange fees to those which are reasonable and proportionate for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing, known as the Durbin Amendment. On October 25, 2023, the FRB proposed rules that would reduce the maximum permissible interchange fee cap and would adopt an approach for future adjustments to such cap. Although the interchange fee restrictions in the Durbin Amendment do not apply to debit card issuers with total assets of less than $10.0 billion, which would include North Shore Trust and Savings, such restrictions may negatively impact the pricing all debit card processors may charge.

Incentive Compensation. The Dodd-Frank Act requires that the federal banking agencies issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has been adopted, but a proposed rule was published by the FDIC in May 2024. The proposed rule is intended to (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss, (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation, and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. While the proposed rule is not final, we have made efforts to ensure that our incentive compensation plans do not encourage unsound risks.

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

Assessments. Federal savings associations pay assessments to the OCC to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the federal savings association’s total assets (including consolidated subsidiaries), its financial condition and the complexity of its portfolio. During 2024, our assessments totaled $44,835.

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

Reserve Requirements. The Federal Reserve Board’s regulations require insured depository institutions to maintain non-interest earning reserves against their transaction accounts (e.g., negotiable order of withdrawal accounts, standard checking accounts, etc.). On March 24, 2020, the Federal Reserve Board issued an interim final rule amending its Regulation D (Reserve Requirements of Depository Institutions, 12 CFR part 204) to lower reserve ratios on transaction accounts maintained at depository institutions to zero percent. While the Federal Reserve Board has indicated that it does not plan to reinstate such Regulation D reserve requirements, it may do so in the future. As of December 31, 2024, North Shore Trust and Savings was in compliance with these requirements.

Branching. A federal savings association that has elected CSA status is subject to the laws and regulations governing the establishment of branches by national banks. Generally, intrastate and interstate branching is authorized to the extent that the law of the state involved authorizes branching for banks that it charters. Such authority is subject to OCC approval for new branches.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a leverage ratio of 5% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 4% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a leverage ratio of less than 4% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a leverage ratio of less than 3% or a common equity Tier 1 ratio of less than 3%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank's compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional restrictions, including a regulatory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, ceasing receipt of deposits from correspondent banks, dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The previously referenced final rule establishing an elective CBLR regulatory capital framework provides that a qualifying institution whose capital exceeds the CBLR and opts to use that framework will be considered "well-capitalized" for purposes of prompt corrective action. As noted above, North Shore Trust and Savings elected to use the CBLR framework and its capital exceeds the CBLR. As a result, as of December 31, 2024, North Shore Trust and Savings met the criteria for being considered "well-capitalized."

Insurance of Deposit Accounts. The DIF of the FDIC insures deposits at FDIC-insured financial institutions such as North Shore Trust and Savings, generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the DIF.

Under the FDIC's risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10.0 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution's failure within three years.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of North Shore Trust and Savings. We cannot predict what assessment rates will be in the future.

On November 16, 2023, the FDIC approved a final rule to implement a special assessment on certain banking organizations with financial institution subsidiaries with more than $5.0 billion in assets, in order to recover the costs associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in March 2023. The special assessment began being collected with the first quarterly assessment period of 2024 at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly periods and is subject to periodic adjustments. The assessment base is equal to uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5.0 billion. Because North Shore Trust and Savings' uninsured deposits at the measurement date were below $5.0 billion, North Shore Trust and Savings was not subject to this special assessment.

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

In November 2021, the federal regulators finalized a rule concerning notification requirements for banks related to significant computer security incidents. Under the final rule, a bank or its holding company is required to notify its applicable federal banking regulators within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization's ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the organization, or impact the stability of the financial sector. The rule was effective April 1, 2022 and compliance was required as of May 1, 2022.

In March 2022, the Cyber Incident Reporting for Critical Infrastructure Act of 2022 ("CIRCIA") was signed into law. The enactment of CIRCIA requires the U.S. Department of Homeland Security's Cybersecurity and Infrastructure Security Agency ("CISA") to develop and implement regulations requiring covered entities to report covered cyber incidents and ransomware payments to CISA in an effort to better equip CISA to provide resources and assistance to victims suffering attacks and share information necessary to warn other potential victims. In part, CIRCIA requires CISA to develop and issue regulations requiring covered entities to report to CISA within 72 hours from the time an entity reasonably believes a covered cyber incident occurred and within 24 hours of making any ransom payments made as a result of a ransomware attack. CISA is required to complete mandatory rulemaking activities before the reporting requirements go into effect. On March 28, 2024, CISA issued a notice of proposed rulemaking to implement CIRCIA and, under such proposal, regulated financial institutions such as banks would be required to comply with CIRCIA. CISA has indicated that it intends to finalize the rule in late 2025.  It is uncertain what impact, if any, the final CIRCIA rule may have on banks.  NSTS will continue to monitor the status of this proposed rule going forward.

Anti-Money Laundering and the USA PATRIOT Act. North Shore Trust and Savings is subject to the Bank Secrecy Act (the "BSA") and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components, (ii) establishment of a "know your customer" program involving due diligence to confirm the identities of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money-laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by a bureau within the U.S. Department of the Treasury (the "U.S. Treasury"), the Financial Crimes Enforcement Network ("FinCEN"), but compliance by individual institutions is overseen by its primary federal regulator.

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

On September 29, 2022, FinCEN finalized the first of three proposed rules to implement changes to the beneficial ownership requirements and related amendments set forth in the CTA. The final rule prescribes which corporate entities created in or registered to do business in the U.S. will be required to report BOI directly to FinCEN. This first rule is effective and compliance is required as of January 1, 2025 for reporting companies created or registered prior to January 1, 2024, however, on December 26, 2024, a federal appeals court issued a nationwide injunction halting enforcement of BOI reporting requirements. NSTS will continue to monitor the status of the BOI rule going forward.

On December 21, 2023, FinCEN finalized the second of the three proposed rules which allows for FinCEN, upon request, to disclose BOI to a statutorily defined group of governmental authorities and financial institutions. The second final rule identifies the entities FinCEN is allowed to provide access to BOI to include (i) federal agencies engaged in national security, intelligence or law enforcement activity, (ii) state, local and tribal law enforcement agencies with court authorization, (iii) foreign law enforcement agencies, judges, prosecutors and other authorities that meet specific criteria, (iv) U.S. Treasury personnel, (v) financial institutions using BOI in order to comply with customer due diligence ("CDD") requirements and (vi) regulators, acting in a supervisory capacity, evaluating such institutions for CDD-related compliance. The second final rule provides that such CDD requirements could include anti-money laundering ("AML") and countering the financing of terrorism (“CFT”) obligations set forth under the BSA (e.g., anti-money laundering program, customer identification, suspicious activity reports filing and enhanced due diligence requirements) and compliance with the OFAC sanctions. This rule provides that FinCEN may disclose BOI to an authorized financial institution provided that such institution has developed and implemented administrative, technical, and physical safeguards reasonably designed to protect the information and has received the relevant reporting company's consent to such disclosure. The second final rule became effective on February 20, 2024.

On July 19, 2024, the federal banking agencies, proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed AML and CFT programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution’s money laundering, terrorist financing and other illicit finance activity risks, as well as consider FinCEN’s published AML/CFT priorities. We are currently evaluating the effects, if any, of the proposed amendments on North Shore Trust and Savings and its AML programs were they to be adopted as final.

Brokered Deposits. The FDIA and FDIC regulations generally restrict the ability of an insured depository institution to accept, renew or rollover a brokered deposit if the institution's capital category is not "well capitalized" or, upon application to and a waiver from the FDIC, "adequately capitalized." Less-than-well-capitalized banks are further subject to limitations on the interest rates that they may pay on deposits. The characterization of deposits as "brokered" may lead to the imposition of higher assessments on such deposits. As required by the EGRRCPA, the FDIC's brokered deposit regulations provide a limited exception for reciprocal deposits for banks that are well managed and well capitalized (or adequately capitalized and have obtained a waiver from the FDIC as mentioned above). Under such limited exception, qualified banks are permitted for exemption from treatment as "brokered" deposits up to $5.0 billion, or 20% of the bank's total liabilities in reciprocal deposits.

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

Federal Home Loan Bank System

North Shore Trust and Savings is a member of the FHLB System, which consists of 11 regional FHLBs. Each FHLB provides a central credit facility primarily for member institutions, and such member institutions are required to acquire and hold shares of capital stock in the FHLB. North Shore Trust and Savings was in compliance with this requirement as of December 31, 2024 based on its ownership of $585,000 in capital stock of the FHLB of Chicago. The stock has no quoted market value and is carried at cost. North Shore Trust and Savings reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB of Chicago’s stock. As of December 31, 2024, no impairment had been recognized.

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

As a savings and loan holding company, NSTS Bancorp, Inc.'s activities are limited to those activities permissible by law for financial holding companies (if an election to be treated as a financial holding company is made) or multiple savings and loan holding companies. NSTS Bancorp, Inc. has no present intention to make an election to be treated as a financial holding company. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

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

The Federal Reserve Board has promulgated regulations implementing the "source of strength" doctrine that require holding companies, including savings and loan holding companies, to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company's net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company's overall rate of earnings retention is inconsistent with the company's capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of NSTS Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

As a Delaware corporation, we are subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows us to pay dividends only out of our surplus (as defined and computed in accordance with the provisions of the DGCL) or if we have no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire "control" of a savings and loan holding company, such as NSTS Bancorp, Inc., unless the Federal Reserve Board has been given 60 days' prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution's directors or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock if the holding company involved has its shares registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or, if the holding company involved does not have its shares registered under the Exchange Act, if no other persons will own, control or hold the power to vote a greater percentage of that class of voting security after the acquisition.

Future Legislation and Regulation

The new U.S. presidential administration has recently taken action to put new leadership in place at various U.S. federal bank supervisory agencies, including appointing a new Acting Chairman of the FDIC and Acting Comptroller of the OCC, and nominating individuals to serve as the permanent Comptroller of the OCC and Director of the CFPB.  The administration has also indicated that it would like to see changes made to certain financial regulations, including the Dodd-Frank Act.  Further, the U.S. Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied.  The substance or impact of the proposed new leadership changes at the federal bank supervisory agencies, pending or future legislation or regulation, and any changes to existing financial regulations, cannot be predicted, although these developments could affect the regulatory structure under which we operate and may materially impact our business operations. Our business, financial condition, results of operations or prospects may be adversely affected, perhaps materially, as a result.

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

NSTS Bancorp, Inc. could remain an “emerging growth company” for up to five years following its initial public offering in 2022, or until the earliest of  (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

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

This information security program is a key part of our overall risk management system, which is administered by our VP Information Technology. The program includes administrative, technical and physical safeguards to help ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across the Bank and each of its locations. The VP Information Technology reports directly to the board of directors on a quarterly, or more frequently if necessary, basis.

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

Item 2. Properties

We currently conduct business from our main office, two full-service branch offices and three loan production offices. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at December 31, 2024.

Description/Address	Net Book Value of Property	Amount of Deposits
	(Dollars in thousands)
Main Office:
700 S. Lewis Avenue, Waukegan, Illinois 60085	$969	$114,166
Branch Offices:
1233 N. Green Bay Road, Waukegan, Illinois 60085	1,010	48,985
3060 W. Sand Lake Road, Lindenhurst, Illinois 60046	3,221	27,005
Total	$5,200	$190,156
Loan Production Offices:
875 North Michigan Avenue, Chicago, Illinois 60611(1)	N/A	N/A
75 Executive Dr, Aurora, Illinois 60504(1)	N/A	N/A
24252 West Main Street, Plainfield, Illinois 60544(1)	N/A	N/A

(1)	The loan production offices are leased by North Shore Trust and Savings and do not accept deposits. The leases are short-term in nature and expire in 3-12 months and are expected to be renewed.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NSTS Bancorp, Inc.'s common stock is listed on the Nasdaq Capital Market, under the symbol “NSTS”. As of March 24, 2025, there were 5,599,859 shares of our common stock issued and 5,247,826 shares outstanding, which were held by approximately 222 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms). Our common stock began trading on the Nasdaq Capital Market on January 19, 2022, with an initial price of $10.00 per share.

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

Issuer Purchases of Securities

Effective December 21, 2023, the Company's Board of Directors authorized a new share repurchase program that authorizes the Company to repurchase up to an aggregate of 265,763 shares, or 5%, of its then outstanding common stock. The program was in effect until December 31, 2024.

The following table sets forth information about the Company's purchases of its common stock during the three months ended December 31, 2024. There were no repurchases during the month ended December 31, 2024.

	(a)	(b)	(c)	(d)
Period	Total number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet to be Purchased Under the Plans or Programs

October 1 - October 31, 2024	12,766	$10.73	12,766	201,152
November 1 - November 31, 2024	29,121	11.13	29,121	172,031
December 1 - December 31, 2024	—	N/A	—	172,031
Total	41,887	$11.01	41,887	172,031

There were no unregistered sales of NSTS Bancorp, Inc.'s common stock during the year ended December 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of the financial condition and results of operations of NSTS Bancorp, Inc. and North Shore Trust and Savings for the years ended December 31, 2024 and 2023. The purpose of this discussion is to provide information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview

North Shore Trust and Savings is a community-oriented savings institution headquartered in Waukegan, Illinois. Our business strategy is to continually enhance our products and services with a focus on one- to four- family residential first mortgage loans, and to maintain our holdings of commercial real estate and multi-family residential real estate loans. Our traditional lending market is centered in our retail branch area of Lake County, Illinois and has expanded to counties in the greater Chicagoland area in Illinois as well as Kenosha County in Wisconsin. We currently operate three full-service banking offices in Lake County, Illinois and three loan production offices in Chicago, Plainfield and Aurora, Illinois. Our primary sources of funds consist of attracting deposits from the general public and using those funds along with funds from the FHLB of Chicago and other sources to originate loans to our customers and invest in securities. As of December 31, 2024, we had total assets of $278.7 million, including $130.4 million in net loans and $71.2 million of securities available for sale, total deposits of $190.2 million and total equity of $76.5 million. For the year ended December 31, 2024, we had a net loss of $789,000 compared to a net loss of $4.0 million for the year ended December 31, 2023.

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

Allowance for Credit Losses. On January 1, 2023, we adopted the new CECL accounting methodology which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost. The accounting estimates relating to the allowance for credit losses is a “critical accounting policy” as:

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

Because our estimates of the allowance for credit losses involve judgment and are influenced by factors outside our control, there is uncertainty inherent in these estimates. Our estimate of lifetime expected credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions and other factors outside of our control. Changes in such estimates could significantly impact our allowance and provision for credit losses. See Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for a discussion of our allowance for credit losses.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

	At December 31,
	2024	2023
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Total assets	$278,688	$256,776
Cash and cash equivalents	53,481	31,388
Securities available for sale	71,249	82,135
Federal Home Loan Bank stock	585	550
Loans held for sale	1,218	380
Loans, net	130,356	120,623
Total deposits	190,156	168,826
Other borrowings	5,000	5,000
Total equity	76,490	77,545

Total Assets. Total assets increased $21.9 million to $278.7 million as of December 31, 2024 compared to $256.8 million at December 31, 2023. The increase was driven by an increase in loans, net, funded by an increase in time deposits and a reduction in securities available for sale due to maturities and principal payments of securities.

Cash and cash equivalents. Cash and cash equivalents increased $22.1 million to $53.5 million as of December 31, 2024, from $31.4 million at December 31, 2023. The increase in cash was driven by an increase in time deposits during the same period and principal payments received on securities available for sale. Additionally, the Bank sold $5.9 million of loans on December 30, 2024, resulting in an increase in cash held as of the end of the year. Currently, the Bank holds a majority of the cash on hand at the Federal Reserve Bank of Chicago, earning 4.40%, to keep the funds available to fund loan demand. Management continues to actively monitor our liquidity position on a daily basis and maintains levels of liquid assets deemed adequate.

Securities Available for Sale. Securities available-for-sale decreased to $71.2 million as of December 31, 2024, compared to $82.1 million at December 31, 2023. There were no purchases or sales of securities available-for-sale during the year ended December 31, 2024. During the year ended December 31, 2024, the Bank received principal payments of $5.5 million, had maturities of $4.3 million, had net premium amortization and discount accretion of $515,000 and had an increase in the unrealized loss on the portfolio of $535,000.

As of December 31, 2024, the securities available for sale portfolio included an unrealized loss position of $12.0 million, or 14.5% of the total book value of the portfolio. Management monitors the portfolio for credit losses and believes that the decline in value does not presently represent realized losses and is due to market volatility and increased market interest rates. While the Bank does not currently intend to sell securities in a loss position, management may consider the opportunity to reposition the investment securities portfolio in the future.

Loans held for sale. Our loans held for sale increased $838,000 to $1.2 million at December 31, 2024 compared to $380,000 at December 31, 2023. With the addition of Oak Leaf Community Mortgage during the late third and early fourth quarters of 2023, and the related increase in loan originations, management has increased the proportion of loan originations held for sale to the secondary market. During the year ended December 31, 2024, the Bank originated $45.6 million in loans held for sale.

Loans, net. Our loans, net, increased by $9.8 million to $130.4 million at December 31, 2024 compared to $120.6 million at December 31, 2023. The Bank originated $43.2 million in loans to be held in the portfolio during the year ended December 31, 2024 and had loan principal payments and payoffs and changes to deferred fees and costs of $25.0 million. In an effort to continue to grow loan originations, the Bank hired three additional mortgage loan originators during the year ended December 31, 2024. The Bank sold $8.4 million in loans that were originally held in the portfolio to local community banks.

As of December 31, 2024, the allowance for credit losses on loans (“ACL”) totaled $1.2 million, an increase of $25,000 compared to December 31, 2023. The increase in the ACL is driven by an increase in the portfolio loan balances, partially offset by a reduction in proxy expected lifetime loss rates due to high credit quality of the portfolio and positive economic factors such as a lower inflation rate and stable unemployment rates. As of December 31, 2024, there were no loans individually assessed and no loans were rated substandard or watch. As of December 31, 2024, the Bank has no non-accrual loans and two loans past due greater than 30 days. The Bank actively monitors the loan portfolio for signs of weakening credit quality, noting as of December 31, 2024 the portfolio remains of high quality with limited credit concerns.

Deposits. Total deposits increased $21.4 million to $190.2 million at December 31, 2024 compared to $168.8 million at December 31, 2023. The increase in deposits is primarily within the time deposit accounts as the Bank continued to offer a competitive CD special during the year ended December 31, 2024. Based on current offering rates in our market area and our current deposit pricing strategy, as well as our strong historical deposit retention, management anticipates that a significant portion of maturing time deposits will be retained. Management continues to actively monitor the deposit balances and interest rates offered to maintain an adequate level of liquidity.

Other Borrowings. As of December 31, 2024, the Bank has $5.0 million in outstanding advances from FHLB Chicago with a term of 24 months at 4.78%, that is scheduled to mature in June 2025. No additional borrowings were made during the year ended December 31, 2024.

Total Equity. Total equity decreased $1.0 million to $76.5 million at December 31, 2024. The decrease is primarily due to an increase in the unrealized loss position on the securities available-for-sale portfolio, a reduction in retained earnings due to a net loss during the year and an increase in treasury stock as a result of stock repurchases completed during the year ended December 31, 2024.

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

	At or For the Year Ended December 31,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$133,176	$6,785	5.09%	$107,438	$4,360	4.06%
Interest-bearing bank deposits	35,554	1,613	4.54%	9,805	348	3.55%
Time deposits with other financial institutions	1,647	85	5.16%	2,736	94	3.44%
Securities available for sale	76,260	1,783	2.34%	114,744	2,902	2.53%
Federal Home Loan Bank stock	576	38	6.60%	550	24	4.36%
Total interest-earning assets	$247,213	$10,304	4.17%	$235,273	$7,728	3.28%
Noninterest-earning assets	19,626			21,550
Total assets	$266,839			$256,823
Interest-bearing liabilities:
Interest-bearing demand	$15,316	$8	0.05%	$16,714	$9	0.05%
Money market	30,617	196	0.64%	36,875	226	0.61%
Savings	41,273	62	0.15%	45,696	68	0.15%
Time deposits	80,485	2,734	3.40%	56,573	1,033	1.83%
Total interest-bearing deposits	$167,691	$3,000	1.79%	$155,858	$1,336	0.86%
Other borrowings	5,000	243	4.86%	3,461	172	4.97%
Total interest-bearing liabilities	$172,691	$3,243	1.88%	$159,319	$1,508	0.95%
Noninterest-bearing liabilities	17,162			17,896
Total liabilities	$189,853			$177,215
Equity	76,986			79,608
Total liabilities and equity	$266,839			$256,823
Net interest income		$7,061			$6,220
Interest rate spread(1)			2.29%			2.33%
Net interest-earning assets(2)	74,522			75,954
Net interest margin(3)			2.86%			2.64%
Average interest-earning assets to average-interest bearing liabilities	143.15%			147.67%

(1)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(2)	Equals total interest-earning assets less total interest-bearing liabilities.
(3)	Equals net interest income divided by average interest-earning assets.

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

	Years Ended December 31, 2024 vs. 2023
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,174	$1,251	$2,425
Federal funds sold and interest-bearing deposits in other banks	1,144	121	1,265
Time deposits in other banks	(46)	37	(9)
Investment securities	(913)	(206)	(1,119)
FHLB of Chicago stock	1	13	14
Total interest-earning assets	$1,360	$1,216	$2,576
Interest-bearing liabilities:
Interest-bearing demand	$(1)	$—	$(1)
Money market	(40)	10	(30)
Savings	(7)	1	(6)
Time deposit	560	1,141	1,701
Total interest-bearing deposits	$512	$1,152	$1,664
Other borrowings	75	(4)	71
Total interest-bearing liabilities	$587	$1,148	$1,735
Change in net interest income	$773	$68	$841

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023

General. For the year ended December 31, 2024, we had a net loss of $789,000, compared to a net loss of $4.0 million for the year ended December 31, 2023. The decrease in net loss for the year-ended December 31, 2024 is primarily due to a loss on sale of securities and a valuation allowance on the deferred tax assets recognized in 2023 which did not occur in 2024. Additionally, net interest income after provision for credit losses increased $946,000, and the gain on sale of loans increased $1.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. However, the increase in noninterest expenses of $1.9 million during year ended December 31, 2024 compared to December 31, 2023 partially offsets the decrease in net loss.

Net Interest Income. Net interest income increased $841,000, to $7.1 million for year ended December 31, 2024 compared to $6.2 million for the year ended December 31, 2023. Our interest rate spread decreased to 2.29% for the year ended December 31, 2024 from 2.33% for the year ended December 31, 2023. Our net interest margin increased to 2.86% for the year ended December 31, 2024 compared to 2.64% for the year ended December 31, 2023. The decrease in interest rate spread is driven by an increased average balance of higher earning interest-bearing liabilities, specifically interest-bearing deposits, as a percentage of total assets. The increase in the interest margin is driven by an increase in yields earned on loans and interest-bearing deposits in other banks.

Average interest-earning assets of $247.2 million for the year ended December 31, 2024 increased $11.9 million compared to $235.3 million for the year ended December 31, 2023. The increase in average earning assets was driven by an increase in loans and interest-bearing deposits at other banks, funded by an increase in average deposit balances during the year and reduction in investment securities. The average outstanding balance of loans, net increased to $133.2 million for the year ended December 31, 2024, an increase of $25.8 million from $107.4 million for the year ended December 31, 2023. Additionally, the average yield earned on those loans outstanding increased 103 basis points to 5.09% for the year ended December 31, 2024. This increase is a result of an overall increase in market rates on mortgage loans originated during 2024, as well as increased loan demand for specialty portfolio products which are originated at higher interest rates and with additional origination fees.

The cost of interest-bearing liabilities increased 93 basis points for the year ended December 31, 2024 compared to the year ended December 31, 2023. The net increase in our funding costs was primarily due to an increase in rates offered on time deposit accounts to remain competitive with the local market.

Provision for Credit Losses.  During the year ended December 31, 2024, we recorded a provision for credit losses of $71,000, comprised of $25,000 provision for credit losses on loans and $46,000 provision for credit losses related to unfunded commitments.

We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loan and available-for-sale securities portfolios.

Noninterest Income. The following table shows the components of noninterest income for the periods presented.

	For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Noninterest income:
Gain on sale of mortgage loans	$1,245	$32
Loss on sale of securities	—	(1,794)
Rental income on office building	64	64
Service charges on deposits	256	270
Increase in cash surrender value of BOLI	220	192
Other	156	86
Total noninterest income	$1,941	$(1,150)

For the year ended December 31, 2024 compared to the same period ended December 31, 2023, noninterest income increased $3.1 million to $1.9 million.  The increase was driven by an increase in the gain on sale of mortgage loans and no loss on sale of securities during the year ended December 31, 2024. Gain on sale of mortgage loans increased $1.2 million, from $32,000 to $1.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in gain on sale of mortgages was primarily the result of an overall increase in total mortgage loans originated during the period. During the year ended December 31, 2024, we sold 199 loans totaling $53.1 million for a gain on sale of $1.2 million. Included in the number and amount of loans sold during the period were loans sold that were originated as held for investment, but subsequently sold to local community banks, totaling $8.4 million, for a total gain on sale of $352,000. Management continues to look for opportunities and markets to sell loans as we continue to see increased loan production compared to prior years.

Noninterest Expense. The following table shows the components of noninterest expense for the periods presented.

	For the year ended December 31,
	2024	2023
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$5,939	$4,554
Equipment and occupancy	782	739
Data processing	884	684
Professional services	513	601
Advertising	286	104
Supervisory fees and assessments	142	140
Loan expenses	212	117
Deposit expenses	239	217
Director fees	215	216
Other	508	480
Total noninterest expense	$9,720	$7,852

Noninterest expenses increased $1.8 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in noninterest expenses was primarily driven by increases in salaries and employee benefits.  The average number of employees increased to 50 for the year ended December 31, 2024 compared to 39 for the year ended December 31, 2023. The increase in headcount is based on the addition of the Oak Leaf Community Mortgage team brought on during the fourth quarter of 2023 as well as additional hires during 2024 to supplement the lending team as operations continue to expand. Additionally, the Company implemented the 2023 Equity Incentive Plan on June 15, 2023, and began recognizing expenses associated with this plan in June 2023, as such expenses were higher for the year ended 2024 compared to 2023. Marketing and advertising costs increased during 2024 as a result of an increased focus on lending operations and related marketing to our new lending area, Will County, Illinois. Data processing expenses increased as we have continued to invest in systems and processes to improve the lending experience for our customers as well as implement efficiencies within our internal processes. Additionally, certain data processing expenses are based on per employee costs, which increased due to an increase in headcount. Loan expenses increased as a result of an increase in loan originations during the year. Equipment and occupancy costs increased as a result of two additional loan production office rental agreements in place during 2024 that were not in place during the first nine months of 2023. Management intends to continue to invest in the people and processes in place to achieve efficiencies as loan production continues to grow.

Provision for Income Tax Expense. During the year ended December 31, 2024, the Bank recorded no income tax expense. The change in valuation allowance of $389,000 was offset by an equal deferred tax benefit.

Federal net operating losses as of December 31, 2024 are $6.7 million, of which $1.3 million is subject to expire in 2027, the remainder does not expire. During the year ended December 31, 2024, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing net operating losses. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the four-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2024, a full valuation allowance of $2.5 million, against the net deferred tax assets has been recorded. Additionally, due to the uncertainty that the Bank will be able to generate future state taxable income sufficient to utilize the net operating loss carryforwards, a full valuation allowance of $515,000 has been recorded on the related deferred tax asset.

There were no uncertain tax positions outstanding as of December 31, 2024 and 2023. As of December 31, 2024, tax years remaining open for State of Illinois and Wisconsin were 2020 through 2023. Federal tax years that remained open were 2021 through 2023. As of December 31, 2024, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

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

Net Portfolio Value Analysis. Our interest rate sensitivity is monitored by management through the use of models which generate estimates of the change in its net portfolio value ("NPV") over a range of interest rate scenarios. NPV represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities (that is, the difference between incoming and outgoing discounted cash flows of assets and liabilities) with adjustments made for off-balance sheet items. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OCC provides a quarterly report on the potential impact of interest rate changes upon the market value of portfolio equity. Management reviews the quarterly reports from the OCC, which show the impact of changing interest rates on net portfolio value. The following table sets forth our NPV as of December 31, 2024 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest				NPV as % of
Rates In Basis Points	Net Portfolio Value			Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
(Dollars in thousands)
300bp	$58,410	$(13,279)	(18.5)%	23.4%	(2.9)%
200	62,836	(8,853)	(12.3)%	24.5%	(1.8)%
100	67,257	(4,432)	(6.2)%	25.4%	(0.9)%
Static	71,689	—	—	26.3%	—
-100	74,513	2,824	3.9%	26.6%	0.3%
-200	77,262	5,573	7.8%	26.7%	0.4%

Net Interest Income Analysis. In addition to modeling changes in NPV, we also analyze potential changes to net interest income (“NII”) for a 12-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2024.

Change in Interest
Rates in Basis Points	Net Interest
(Rate Shock)	Income	$ Change	% Change
(Dollars in thousands)
300bp	$7,102	$173	2.5%
200	7,186	257	3.7%
100	7,127	198	2.9%
Static	6,929	—	0.0%
-100	6,585	(344)	(5.0)%
-200	6,245	(684)	(9.9)%

The table above indicates that as of December 31, 2024, in the event of an immediate and sustained 300 basis point increase in interest rates, our net interest income for the twelve months ending December 31, 2025 would be expected to increase by $173,000, or 2.5% to $7.1 million.

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

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from the sale and maturities of securities. We also have the ability to borrow from the FHLB of Chicago and a $10.0 million unsecured Fed Funds facility with BMO Harris Bank. The Bank is eligible to borrow up to a total of $78.1 million and $77.2 million at December 31, 2024 and 2023, respectively, which would be collateralized by $103.8 million and $102.6 million of first mortgage loans under a blanket lien arrangement at December 31, 2024 and 2023, respectively. Additionally, we had no outstanding balance with BMO Harris Bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $9.4 million and $431,000 for the years ended December 31, 2024 and 2023, respectively. Net cash (used in) or provided by investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $(8.2) million and $25.0 million for the years ended December 31, 2024 and 2023, respectively. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and FHLB of Chicago advances, was $20.8 million and $(7.1) million for the years ended December 31, 2024 and 2023, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2024, totaled $63.6 million. While we historically have experienced strong deposit retention, many of the new time deposits were brought in with a growth pricing strategy. As such, we expect a decrease in the time deposits as these mature during 2025. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

As of December 31, 2024, North Shore Trust and Savings was well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2020, North Shore Trust and Savings elected to begin using the CBLR. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9%, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. North Shore Trust and Savings’ Tier 1 capital to Average Assets was 23.53% and 24.72% at December 31, 2024 and 2023, respectively.

Commitments. At December 31, 2024, we had $1.1 million of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $9.0 million at December 31, 2024. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2024.

	Total Amounts Committed at	Amount of Commitment Expiration – Per Period
	December 31, 2024	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Unused line of credit	$8,950	$254	$1,360	$765	$6,571
Commitments to originate loans	1,109	1,109	—	—	—
Total commitments	$10,059	$1,363	$1,360	$765	$6,571

Cash Obligations. The following table summarizes our cash obligations at December 31, 2024.

	Total at	Payments Due By Period
	December 31, 2024	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Time deposits	$92,819	$63,630	$15,246	$13,943	$—
Other borrowings	5,000	5,000	—	—	—
Total cash obligations	$97,819	$68,630	$15,246	$13,943	$—

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

On November 27, 2023, the FASB issued ASU 2023-07, "Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures", intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Provisions in the amendment include: (1) Requirement that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss (collectively referred to as the "significant expense principle"); (2) Requirement that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss; (3) Requirement that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by ASC 280 in interim periods; (4) Clarification that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements; (5) Requirement that a public entity disclose the title and position of the CODM and explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (6) Requirement that a public entity that has a single reportable segment provide all the disclosures by the amendments in the update and all existing segment disclosures in ASC 280.

The amendments in the update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. For public business entities, amendments in the update should be applied retrospectively to all periods presented in the financial statements, and upon transition the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this standard effective January 1, 2024, and did not have a material impact on the consolidated financial statements.

On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and (2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company will adopt this ASU for the reporting period beginning January 1, 2025, and does not expect the amendments to have a material impact to the financial statements of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Exposure to Changes in Interest Rates”.

Item 8. Financial Statements and Supplementary Data

The consolidated Financial Statements of NSTS Bancorp, Inc. and its consolidated subsidiaries begins on page 46 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls & Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by NSTS Bancorp, Inc. in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to NSTS Bancorp, Inc.'s management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of NSTS Bancorp, Inc.’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Chief Executive Officer and our Chief Financial Officer have determined that NSTS Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2024, based on the specified criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, NSTS Bancorp, Inc.’s internal control over financial reporting.

Item 9B. Other Information

Not. Applicable.

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

The information required by this Item is incorporated herein by reference to the sections captioned “Proposal I – Election of Directors” and "Stockholder Proposals and Nominations" in NSTS Bancorp, Inc.'s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year (the “Proxy Statement”).

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the sections captioned “Executive and Director Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2024 regarding the Company’s equity compensation plans that have been approved by shareholders. The Company has no equity-based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and rights (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available for Issuance Under Plan (3)
2023 Equity Incentive Plan	500,500	$9.58	16,296
Total	500,500	$9.58	16,296

(1)    Consists of outstanding stock options to purchase 500,500 shares of common stock granted under the Company’s stock-based compensation plans.

(2)    Represents the weighted average exercise price of stock options granted in 2023 and 2024.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

Exhibit Number
2.1	Plan of Conversion of North Shore MHC, as amended (1)

3.1	Certificate of Incorporation of NSTS Bancorp, Inc. (1)

3.2	Bylaws of NSTS Bancorp, Inc. (1)

3.3	Amendment to Article III, Section 12 of the Bylaws of NSTS Bancorp, Inc. (3)

4.1	Description of NSTS Bancorp, Inc.'s securities registered under the Securities Exchange Act of 1934, as amended

10.1	Amended and Restated Employment Agreement by and among NSTS Bancorp, Inc., North Shore Trust and Savings and Stephen G. Lear dated March 27, 2024* (6)

10.2	Employment Agreement by and among NSTS Bancorp, Inc., North Shore Trust and Savings and Nathan E. Walker dated March 27, 2024* (6)

10.3	Change in Control Severance Agreement by and between North Shore Trust and Savings and Carissa H. Schoolcraft dated January 18, 2022*(2)

10.4	Change in Control Severance Agreement by and between North Shore Trust and Savings and Amy L. Avakian dated January 18, 2022*(2)

10.5	Change in Control Severance Agreement by and between North Shore Trust and Savings and Christine E. Stickler dated January 18, 2022*(2)

10.6	NSTS Bancorp, Inc. 2023 Equity Incentive Plan*(4)

10.7	Form of Restricted Stock Award Grant Notice under the NSTS Bancorp, Inc. 2023 Equity Incentive Plan*(5)

10.8	Form of Stock Option Grant Notice under the NSTS Bancorp, Inc. 2023 Equity Incentive Plan*(5)

19.1	Insider Trading Policy

21.1	Subsidiaries of NSTS Bancorp, Inc.

23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC

24.1	Power of Attorney (set forth on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Concerning Recovery of Erroneously Awarded Compensation (6)

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

(6) Filed as an exhibit to NSTS Bancorp, Inc's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-41232) and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENT OF NSTS BANCORP, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

NSTS Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NSTS Bancorp, Inc. and its Subsidiary (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 28, 2025

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	Year ended December 31,
	2024	2023
	(Dollars in thousands)
Assets:
Cash and due from banks	$1,223	$1,000
Interest-bearing bank deposits	52,258	30,388
Cash and cash equivalents	53,481	31,388
Time deposits with other financial institutions	1,494	1,991
Securities available for sale	71,249	82,135
Federal Home Loan Bank stock (FHLB)	585	550
Loans held for sale	1,218	380
Loans, net of unearned income	131,557	121,799
Allowance for credit losses on loans	(1,201)	(1,176)
Loans, net	130,356	120,623
Premises and equipment, net	5,311	5,285
Accrued interest receivable	870	758
Bank-owned life insurance (BOLI)	9,661	9,441
Other assets	4,463	4,225
Total assets	$278,688	$256,776
Liabilities:
Deposits:
Noninterest bearing	$11,896	$12,424
Interest-bearing
Demand and NOW checking	14,930	15,346
Money market	28,967	32,027
Savings	41,544	41,774
Time deposits over $250,000	21,990	9,975
Other time deposits	70,829	57,280
Total deposits	190,156	168,826
Escrow deposits	1,739	1,382
Other borrowings	5,000	5,000
Accrued expenses and other liabilities	5,303	4,023
Total liabilities	202,198	179,231
Stockholders' equity:
Common stock ($0.01 par value; 10,000,000 shares authorized; 5,249,826 and 5,315,261 shares outstanding at December 31, 2024 and December 31, 2023, respectively)	56	56
Treasury Stock, at cost (352,033 and 269,898 shares at December 31, 2024 and 2023, respectively)	(3,240)	(2,381)
Additional paid-in capital	51,684	50,920
Retained earnings	40,266	41,055
Unallocated common shares held by ESOP	(3,670)	(3,882)
Accumulated other comprehensive loss, net	(8,606)	(8,223)
Total stockholders' equity	76,490	77,545
Total liabilities and stockholders' equity	$278,688	$256,776

See accompanying notes to consolidated financial statements

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended December 31,
	2024	2023
	(Dollars in thousands)
Interest income:
Loans, including fees	$6,785	$4,360
Securities
Taxable	1,539	2,506
Tax-exempt	244	396
Federal funds sold and other	1,613	348
Time deposits with other financial institutions	85	94
FHLB stock	38	24
Total interest income	10,304	7,728
Interest expense:
Deposits	3,000	1,336
Other borrowings	243	172
Total interest expense	3,243	1,508
Net interest income	7,061	6,220
Provision for credit losses	71	176
Net interest income after provision for credit losses	6,990	6,044
Noninterest income:
Gain on sale of mortgage loans	1,245	32
Loss on sale of securities	—	(1,794)
Rental income on office building	64	64
Service charges on deposits	256	270
Increase in cash surrender value of BOLI	220	192
Other	156	86
Total noninterest income	1,941	(1,150)
Noninterest expense:
Salaries and employee benefits	5,939	4,554
Equipment and occupancy	782	739
Data processing	884	684
Professional services	513	601
Advertising	286	104
Supervisory fees and assessments	142	140
Loan expenses	212	117
Deposit expenses	239	217
Director fees	215	216
Other	508	480
Total noninterest expense	9,720	7,852
Loss before income taxes	(789)	(2,958)
Income tax expense	—	999
Net loss	$(789)	$(3,957)
Basic and diluted loss per share	(0.16)	(0.79)
Weighted average shares outstanding	4,911,461	5,004,498

See accompanying notes to consolidated financial statements

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2024	2023
	(Dollars in thousands)
Net loss	$(789)	$(3,957)
Unrealized net holding (loss) gain on securities
Unrealized net holding (loss) gain on securities arising during period, net of realized loss on sales of $0 and $1,794,000, in the years ended December 31, 2024 and 2023, respectively	(535)	4,058
Tax effect	152	(1,156)
Other comprehensive (loss) income, net of taxes	(383)	2,902
Comprehensive loss	$(1,172)	$(1,055)

See accompanying notes to consolidated financial statements

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

						Accumulated
						other	Unallocated
	Common	Common	Treasury	Additional	Retained	comprehensive	Common Shares
	Shares	Stock	Stock	Paid-In Capital	earnings	loss	Held by ESOP	Total
		(Dollars in thousands)
Balance at January 1, 2023	5,397,959	$54	$—	$50,420	$45,291	$(11,125)	$(4,098)	$80,542
Cumulative impact of ASU 2016-13	—	—	—	—	(279)	—	—	(279)
Net loss	—	—	—	—	(3,957)	—	—	(3,957)
ESOP shares committed to be released	—	—	—	(17)	—	—	216	199
Purchase of treasury stock from stock repurchase program	(269,898)	—	(2,381)	—	—	—	—	(2,381)
Compensation cost for stock options and restricted stock	—	—	—	519	—	—	—	519
Issuance of common shares for the restricted stock plan	187,200	2	—	(2)	—	—	—	—
Change in net unrealized gain on securities available for sale, net	—	—	—	—	—	2,902	—	2,902
Balance at December 31, 2023	5,315,261	$56	$(2,381)	$50,920	$41,055	$(8,223)	$(3,882)	$77,545
Net loss	—	—	—	—	(789)	—	—	(789)
ESOP shares committed to be released	—	—	—	2	—	—	212	214
Purchase of treasury stock from stock repurchase program	(93,732)	—	(970)	—	—	—	—	(970)
Purchase of treasury stock from taxes withheld on net share settlement of restricted stock awards	(11,403)	—	(109)	—	—	—	—	(109)
Reissuance of treasury stock for options exercised	23,000	—	220	(5)	—	—	—	215
Compensation cost for stock options and restricted stock	—	—	—	767	—	—	—	767
Issuance of common shares for the restricted stock plan	16,700	—	—	—	—	—	—	—
Change in net unrealized gain on securities available for sale, net	—	—	—	—	—	(383)	—	(383)
Balance at December 31, 2024	5,249,826	$56	$(3,240)	$51,684	$40,266	$(8,606)	$(3,670)	$76,490

See accompanying notes to consolidated financial statements

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended December 31,
	2024	2023
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(789)	$(3,957)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	293	266
Securities amortization and accretion, net	515	538
Loans originated for sale	(45,583)	(3,738)
Proceeds from sales of loans held for sale	54,374	3,390
Gain on sale of mortgage loans	(1,245)	(32)
Loss on sale of securities	—	1,794
Provision for credit losses	71	176
Earnings on bank owned life insurance	(220)	(192)
ESOP expense	214	199
Stock based compensation expense	767	519
Change in deferred income taxes	(152)	990
Net change in accrued interest receivable and other assets	(46)	165
Net change in accrued expenses and other liabilities	1,234	313
Net cash provided by operating activities	9,433	431
Cash flows from investing activities:
Net change in portfolio loans	(18,142)	(17,816)
Principal repayments on mortgage-backed securities	5,536	8,207
Maturities and calls of securities available for sale	4,300	4,080
Sales of securities available for sale	—	28,509
Purchase of Federal Home Loan Bank stock	(35)	—
Net change in time deposits with other financial institutions	497	2,486
Purchases of premises and equipment, net	(319)	(516)
Net cash (used in) provided by investing activities	(8,163)	24,950
Cash flows from financing activities:
Net change in deposits	21,330	(9,888)
Net change in escrow deposits	357	129
Proceeds from FHLB advance	—	5,000
Proceeds from Federal Reserve Bank - Bank Term Funding Program	—	10,000
Repayment of Federal Reserve Bank - Bank Term Funding Program	—	(10,000)
Purchase of treasury shares	(970)	(2,381)
Purchase of treasury stock from taxes withheld on net share settlement of restricted stock awards	(109)	—
Proceeds from exercise of stock options	215	—
Net cash provided by (used in) financing activities	20,823	(7,140)
Net change in cash and cash equivalents	22,093	18,241
Cash and cash equivalents at beginning of period	31,388	13,147
Cash and cash equivalents at end of period	$53,481	$31,388
Supplemental disclosures of cash flow information:
Loans transferred to held for sale from portfolio, net	$8,384	$—
Cash paid during the period for: Interest	3,255	1,464

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

Certain amounts in prior year financial statements have been reclassified to conform to the 2024 presentation.

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

Comprehensive Income

Comprehensive income includes net loss and other changes in net worth which bypass the statement of operations. For all periods presented, other comprehensive income includes only one additional component, the change in unrealized gains and losses on available-for-sale investment securities.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from banks, including cash items in process of clearing.

Time Deposits with Other Financial Institutions

Time deposits with other financial institutions are carried at cost and generally mature within the next two years.

Investment Securities

Securities are classified as available-for-sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive loss. Discounts are accreted into interest income over the estimated life of the related security and premiums are amortized against income over the earlier of the call date or weighted average life of the related security using the level yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Securities available-for-sale are securities that are intended to be held for indefinite periods of time, but which may not be held to maturity. These securities may be used as a part of the Bank’s asset/liability management strategy and may be sold in response to changes in interest rates, deterioration of issuer’s creditworthiness, or due to a desire to increase liquidity.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will sell, the security before recovery of its amortized cost basis.  If either of the aforementioned criteria exists, the Company will record an ACL related to securities available-for-sale with an offsetting entry to the provision for credit losses on securities on the statement of operations. Losses are charged against the allowance when management believes the available-for-sale security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale securities, totaling $278,000 and $351,000 as of December 31, 2024 and 2023, respectively, is excluded from the estimate of credit losses.  If either of these criteria does not exist, the Company will evaluate the securities individually to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors, such as market interest rate fluctuations.

In evaluating securities available-for sale for potential impairment, the Company considers many factors, including the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and its ability and intent to hold the security for a period of time sufficient for a recovery in value.  The Company also considers the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The amount of the impairment related to other factors is recognized in other comprehensive loss.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market price and is carried at cost of $585,000 and $550,000 at December 31, 2024 and 2023, respectively, and is evaluated for impairment at each reporting date.

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

The ACL methodology consists of measuring loans on a collective (pool) basis when similar risk characteristics exist.  The Company has identified five loan portfolios and measures the ACL using the Scaled CECL Allowance for Losses Estimator (“SCALE”) method. The loan portfolios are one- to four-family residential real estate, commercial real estate, multi-family real estate, construction and consumer. The SCALE method uses publicly available data from Schedule RI-C of the Call Report to derive the initial proxy expected lifetime loss rates. These proxy expected lifetime loss rates are then adjusted for bank-specific facts and circumstances to arrive at the final ACL estimate that adequately reflects the Company’s loss history and credit risk within our portfolio.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Mortgage Loans

One- to four-family mortgage loans in this segment are made to individuals. The loans are secured by real estate with the Bank typically in a first lien position. The Bank generally does not grant loans that would be classified as subprime upon origination. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

The qualitative factors applied to each loan portfolio consist of the impact of other internal and external qualitative and credit market factors as assessed by management through a detailed loan review, ACL analysis and credit discussions.  These internal and external qualitative and credit market factors include:

●	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs and recovery practices;
●	changes in international, national, regional and local conditions;
●	changes in the experience, depth and ability of lending management;
●	changes in the volume and severity of past due loans and other similar loan conditions;
●	changes in the nature and volume of the loan portfolio and terms of loans;
●	the existence and effect of any concentrations of credit and changes in the levels of such concentrations;
●	effects of other external factors, such as competition, legal or regulatory factors, on the level of estimated credit losses;
●	changes in the quality of our loan review functions; and
●	changes in the value of underlying collateral for collateral dependent loans.

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

The Company’s ACL methodology is intended to reflect all loan portfolio risk, but management recognizes the inability to accurately depict all future credit losses in a current ACL estimate, as the impact of various factors cannot be fully known.  Accrued interest receivable on loans, totaling $560,000 and $392,000 as of December 31, 2024 and 2023, respectively, is excluded from the amortized cost basis of financing receivables for the purpose of determining the allowance for credit losses.

Allowance for Credit Losses on Unfunded Loan Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk by a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The ACL related to off-balance sheet credit exposures, which is within other liabilities on the Company’s Consolidated Balance Sheets, is estimated at each balance sheet date under the CECL model, and is adjusted as determined necessary through the provision for credit losses on the statement of operations.  The estimate for ACL on unfunded loan commitments includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

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

Operating Segments

The Company's revenue is primarily derived from the business of banking. The Company's financial performance is monitored on consolidated basis by Mr. Stephen Lear, CEO and Chairman of the Board, who is considered to be the Company's Chief Operating Decision Maker ("CODM"). Financial performance is reported to the CODM monthly, and the primary measure of performance is consolidated net income. The allocation of resources throughout the Company is determined annually based upon consolidated net income performance. The presentation of financial performance to the CODM is consistent with amounts and financial statement line items shown in the Company's consolidated balance sheets and consolidated statements of operations. Additionally, the Company's significant expenses are adequately segmented by category and amount in the consolidated statements of operations to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, equipment and occupancy expense, data processing, professional services and advertising.

All of the Company’s financial results are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by business-line, the Company’s CODM evaluates financial performance on a Company-wide basis. The Company's assigned business lines have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

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

Stock Based Compensation

The Company maintains an equity incentive plan under which restricted stock and stock options may be granted to employees and directors, see Note 11.

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

Note 2: Securities

The amortized cost and estimated fair value of debt securities at December 31, 2024 and 2023, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties, therefore, these securities have been included in 1 to 5 years based on average remaining life.

December 31, 2024	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
	(Dollars in thousands)
1 year or less	$1,000	$—	$—	$—	$1,000
1 to 5 years	3,047	1,452	8,971	15,086	28,556
5 to 10 years	4,610	2,401	15,794	7,786	30,591
After 10 years	—	7,883	1,150	2,069	11,102
Fair value	$8,657	$11,736	$25,915	$24,941	$71,249
Gross unrealized gains	—	—	—	—	—
Gross unrealized losses	(1,062)	(2,367)	(4,766)	(3,842)	(12,037)
Amortized cost	$9,719	$14,103	$30,681	$28,783	$83,286

December 31, 2023	U.S. Treasuries	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
		(Dollars in thousands)
1 year or less	$2,973	$—	$1,292	$—	$—	$4,265
1 to 5 years	—	4,769	1,461	8,976	12,919	28,125
5 to 10 years	—	4,337	882	19,777	9,756	34,752
After 10 years	—	—	9,935	1,598	3,460	14,993
Fair value	$2,973	$9,106	$13,570	$30,351	$26,135	$82,135
Gross unrealized gains	—	—	1	—	—	1
Gross unrealized losses	(22)	(1,128)	(1,882)	(4,533)	(3,938)	(11,503)
Amortized cost	$2,995	$10,234	$15,451	$34,884	$30,073	$93,637

As of December 31, 2024 and 2023, no securities were pledged to secure public deposits or for other purposes as required or permitted by law. At December 31, 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of equity.

Information pertaining to securities with gross unrealized losses at December 31, 2024 and 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2024	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. government agency obligations	$—	$—	$8,657	$1,062	$8,657	$1,062
Municipal obligations	467	28	11,269	2,339	11,736	2,367
Mortgage-backed residential obligations	—	—	25,915	4,766	25,915	4,766
Collateralized mortgage obligations	—	—	24,941	3,842	24,941	3,842
Total	$467	$28	$70,782	$12,009	$71,249	$12,037
December 31, 2023
U.S. Treasuries	$—	$—	$2,973	$22	$2,973	$22
U.S. government agency obligations	—	—	9,106	1,128	9,106	1,128
Municipal obligations	279	1	12,796	1,881	13,075	1,882
Mortgage-backed residential obligations	—	—	30,351	4,533	30,351	4,533
Collateralized mortgage obligations	—	—	26,135	3,938	26,135	3,938
Total	$279	$1	$81,361	$11,502	$81,640	$11,503

At December 31, 2024 and 2023, certain investment securities were in unrealized loss positions. There were no securities with identified credit losses at December 31, 2024 and 2023. Unrealized losses have not been recognized into income because, based on management's evaluation, the decline in fair value is largely due to increased market rates, temporary market conditions and trading spreads, and, as such, are considered to be temporary by the Bank. In addition, management has the intent and ability to hold the securities until they mature or they recover their carrying values.

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

The Bank holds two classifications of municipal bonds, general obligation bonds and revenue bonds. General obligation bonds are backed by the general revenue of the issuing municipality, while revenue bonds are supported by a specific revenue source. All general obligation and revenue bonds have a bond rating of investment grade by Standard and Poor's or Moody's Investor Services or are not rated. There have been no declines in investment grade ratings on bonds in a loss position and as of December 31, 2024, all municipal bonds are paying as agreed.

The following table represents the proceeds from the sale of securities available-for-sale and the related gross gains and losses during the periods presented.

	At December 31,
	2024	2023
	(Dollars in thousands)
Sales of securities available for sale	$—	$28,509
Gross gain realized on the sale of securities available for sale	—	—
Gross loss realized on the sale of securities available for sale	—	(1,794)

Note 3: Loans

A summary of loans by major category as of December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
First mortgage loans
1-4 family residential	$119,409	$111,081
Multi-family	3,368	3,111
Commercial	4,197	3,835
Construction	3,651	2,508
Total first mortgage loans	130,625	120,535
Consumer loans	282	248
Total loans	130,907	120,783
Net deferred loan costs	650	1,016
Allowance for credit losses on loans	(1,201)	(1,176)
Total loans, net	$130,356	$120,623

First mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balance of these loans totaled $13.9 million and $13.2 million at December 31, 2024 and 2023, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were $236,000 and $231,000 at December 31, 2024 and 2023, respectively.

In the normal course of business, loans are made by the Bank to directors and officers of the Company and the Bank (related parties). The terms of these loans, including interest rate and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectability. At December 31, 2024 and 2023, such borrowers were indebted to the Bank in the aggregate amount of $587,000 and $550,000, respectively.

Note 4: Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the years ended December 31, 2024 and 2023:

	December 31, 2024
	1-4 family residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Year ended:
Beginning balance	$1,094	$40	$37	$4	$1	$1,176
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
(Release of) Provision for credit losses	(38)	(3)	4	61	1	25
Ending balance	$1,056	$37	$41	$65	$2	$1,201

	December 31, 2023
	1-4 family residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Year ended:
Beginning balance	$581	$19	$19	$—	$5	$624
Cumulative effect of change in accounting principle	335	23	29	—	(3)	384
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
Provision for (release of) credit losses	178	(2)	(11)	4	(1)	168
Ending balance	$1,094	$40	$37	$4	$1	$1,176

The ACL on loans excludes $60,000 and $14,000 of allowance for off-balance sheet exposures as of December 31, 2024 and 2023, respectively, recorded within Other Liabilities on the Consolidated Balance Sheets.

There were no collateral dependent loans as of December 31, 2024. As of December 31, 2023, collateral dependent loans totaled $200,000 in the one to four-family residential loan segment. These loans are collateralized by residential real estate and have no ACL as of December 31, 2023. There were no other collateral dependent loans as of December 31, 2023.

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

The following tables present the credit risk profile of the Company's loan portfolio based on risk rating category and year of origination as of December 31, 2024 and 2023.

	As of December 31, 2024
	Term loans amortized cost basis by origination year
	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$20,577	$20,986	$12,421	$18,074	$43,245	$4,106	$—	$119,409
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total 1-4 family residential	20,577	20,986	12,421	18,074	43,245	4,106	—	119,409
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	515	—	—	230	2,623	—	—	3,368
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multi-family	515	—	—	230	2,623	—	—	3,368
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial
Pass	148	301	—	96	3,158	494	—	4,197
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total commercial	148	301	—	96	3,158	494	—	4,197
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Construction
Pass	3,134	517	—	—	—	—	—	3,651
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction	3,134	517	—	—	—	—	—	3,651
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Consumer
Pass	127	77	58	18	2	—	—	282
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	127	77	58	18	2	—	—	282
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total
Pass	24,501	21,881	12,479	18,418	49,028	4,600	—	130,907
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	24,501	21,881	12,479	18,418	49,028	4,600	—	130,907
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—

	As of December 31, 2023
	Term loans amortized cost basis by origination year
	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$23,395	$18,950	$19,605	$47,517	$1,414	$—	$110,881
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	200	—	—	200
Total 1-4 family residential	23,395	18,950	19,605	47,717	1,414	—	111,081
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Multi-family
Pass	—	—	239	2,872	—	—	3,111
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total multi-family	—	—	239	2,872	—	—	3,111
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Commercial
Pass	186	—	100	3,399	150	—	3,835
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total commercial	186	—	100	3,399	150	—	3,835
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Construction
Pass	2,508	—	—	—	—	—	2,508
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total construction	2,508	—	—	—	—	—	2,508
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Consumer
Pass	122	95	28	3	—	—	248
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total consumer	122	95	28	3	—	—	248
Current year-to-date gross write-offs	—	—	—	—	—	—	—
Total
Pass	26,211	19,045	19,972	53,791	1,564	—	120,583
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	200	—	—	200
Total	26,211	19,045	19,972	53,991	1,564	—	120,783
Current year-to-date gross write-offs	—	—	—	—	—	—	—

The aging of the Bank’s loan portfolio as of December 31, 2024 and 2023, is as follows:

	31-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loan Balance
	(Dollars in thousands)
December 31, 2024
1-4 family residential	$371	$—	$—	$371	$119,038	$119,409
Multi-family	—	—	—	—	3,368	3,368
Commercial	—	—	—	—	4,197	4,197
Construction	—	—	—	—	3,651	3,651
Consumer	—	—	—	—	282	282
Total	$371	$—	$—	$371	$130,536	$130,907
December 31, 2023
1-4 family residential	$131	$—	$200	$331	$110,750	$111,081
Multi-family	—	—	—	—	3,111	3,111
Commercial	—	—	—	—	3,835	3,835
Construction	—	—	—	—	2,508	2,508
Consumer	—	—	—	—	248	248
Total	$131	$—	$200	$331	$120,452	$120,783

The following table presents the amortized cost basis of loans on nonaccrual status recorded at December 31, 2024 and 2023. As of January 1, 2023, the amortized cost basis of loans on nonaccrual status was $154,000.

	December 31, 2024		December 31, 2023
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
(Dollars in thousands)
First mortgage loans
1-4 family residential	$—	$—	$200	$200
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Consumer loans	—	—	—	—
Total loans	$—	$—	$200	$200

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans.

As of January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures. There were no modifications on loans to borrowers experiencing financial difficulty during the year ended December 31, 2024 and 2023.

There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of December 31, 2024. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $64,000 as of December 31, 2023.

Note 5: Premises and Equipment

The components of premises and equipment as of December 31, 2024 and 2023, are as follows:

	2024	2023
	(Dollars in thousands)
Land and improvements	$2,940	$2,940
Building and improvements	7,274	7,012
Furniture and equipment	1,477	1,424
Total gross equipment	11,691	11,376
Less accumulated depreciation	6,380	6,091
Premises and equipment, net	$5,311	$5,285

Depreciation expense was $293,000 and $266,000 for the years ended December 31, 2024 and 2023, respectively.

Note 6: Deposits

As of December 31, 2024, for the years below ended December 31, the scheduled maturities of time deposits are as follows:

Years Ended	Amount
(Dollars in thousands)
2025	$63,630
2026	13,014
2027	2,232
2028	8,500
2029 and beyond	5,443
Total	$92,819

In the normal course of business, deposit accounts are held by directors and officers of the Bank (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At December 31, 2024 and 2023, total deposits held by directors and officers of the Company and the Bank were $1.1 million and $739,000, respectively.

Note 7: Other Borrowings

There were no additional borrowings made during the year ended December 31, 2024. In June 2023, the Company borrowed $5.0 million from the FHLB Chicago at a rate of 4.78% for 24 months, payable on June 20, 2025. The advance is collateralized by loans pledged to the FHLB and is payable at maturity, with a prepayment penalty if repayment is made prior to the maturity date.

Additionally, during the fourth quarter of 2023, the Company borrowed $10.0 million from the Federal Reserve Bank of Chicago ("FRB") as part of the Bank Term Funding Program, at a rate of 5.31% for 12 months, payable in November 2024. The borrowing was repaid in December 2023. The borrowing was collateralized by securities pledged to the FRB and was payable at maturity with no prepayment penalty.

The following table shows certain information regarding our borrowings at or for the dates indicated:
	At or For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
FHLB of Chicago advances and other borrowings:
Average balance outstanding	$5,000	$3,461
Maximum amount outstanding at any month-end during the period	5,000	15,000
Balance outstanding at end of period	5,000	5,000
Average interest rate during the period	4.8%	5.0%
Weighted average interest rate at end of period	4.8%	4.8%

The following table shows the outstanding advances, additional borrowing capacity and total borrowing capacity from the FHLB Chicago at the dates presented.

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Outstanding advances	$5,000	$5,000
Additional borrowing capacity	73,094	72,200
Total borrowing capacity	$78,094	$77,200

The eligible borrowings are collateralized by  $103.8 million and  $102.6 million of first mortgage loans under a blanket lien arrangement at December 31, 2024 and 2023 , respectively. Additionally, at December 31, 2024 and 2023 we had a $10.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2024 and 2023.

Note 8: Income Taxes

Income tax expense for the years ended December 31, 2024 and 2023, is summarized as follows:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Current expense
Federal	$—	$9
State	—	—
Total current expense	—	9

Deferred benefit	(389)	(1,150)
Change in valuation allowance	389	2,140
Total deferred expense	—	990
Total income tax expense	$—	$999

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

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Loss before income tax expense	$(789)	$(2,958)
Tax benefit at statutory federal rate of 21% applied to income before income tax benefit	166	621
State income tax benefit, net of federal effect	59	222
Tax-exempt security and loan income, net of TEFRA adjustments	45	77
BOLI	46	40
Change in valuation allowance	(389)	(2,140)
Other	73	181
Total income tax expense	$—	$(999)
Effective tax rate	—%	(33.8)%

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023, are as follows:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Deferred tax assets
Allowance for credit losses	$364	$339
Deferred compensation	635	556
Retirement plans	162	181
Premises held for sale impairment	101	101
Unrealized loss on securities available-for-sale	3,431	3,279
Federal net operating loss carryforwards	1,405	1,042
Other	7	15
State net operating loss carryforwards	515	532
Gross deferred tax assets	6,620	6,045
Valuation allowance	(3,050)	(2,661)
Net deferred tax assets	3,570	3,384
Deferred tax liabilities
FHLB stock dividends	(101)	(101)
Accumulated depreciation	(38)	(4)
Deferred tax liabilities	(139)	(105)
Net deferred tax asset	$3,431	$3,279

The Bank does not expect the total amount of unrecognized tax benefits to change significantly in the next twelve months. Gross Federal net operating losses (NOL) as of December 31, 2024 and 2023 are $6.7 million, and $5.0 million, respectively. A portion of the Federal NOL, related to charitable contributions, totaling $1.3 million, as of December 31, 2024, will expire in 2027. The remainder of the Federal NOL does not expire. During 2024, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the four-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2024, a valuation allowance of $2.5 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

NOL carryforwards for state income tax purposes were approximately $5.4 million and $5.6 million at December 31, 2024 and 2023, respectively, and will begin expiring in 2025. Due to the uncertainty that the Bank will be able to generate future state taxable income sufficient to utilize the net operating loss carryforwards, a full valuation allowance of $515,000 has been recorded on the related deferred tax asset.

There were no uncertain tax positions outstanding as of December 31, 2024 and 2023. As of December 31, 2024, tax years remaining open for State of Illinois and Wisconsin were 2020 through 2023. Federal tax years that remained open were 2021 through 2023. As of December 31, 2024, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, common equity Tier 1 capital to total risk-weighted assets and of Tier I capital to average assets, as such individual components and calculations are defined by related standards. As of December 31, 2024, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category.

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total assets (i.e., leverage ratio) exceeds 9% subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. The Bank elected to begin using CBLR for the first quarter of 2020. Management believes, as of December 31, 2024, that the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios as of December 31, 2024 and 2023, are presented below:

	Actual		Minimum Required to be Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2024
Tier 1 capital (to Average Assets)	$64,634	23.53%	$24,722	>9%

As of December 31, 2023
Tier 1 capital (to Average Assets)	$63,258	24.72%	$23,031	>9%

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

Note 10: Benefit Plans

Management implemented a 401(k)-benefit plan during 2007. Employee contributions are matched up to the first 6% of compensation contributed by the employee. Employer match contributions totaled $206,000 for 2024 and $161,000 for 2023.

As part of the conversion, North Shore Trust and Savings established the Employee Stock Ownership Plan ("ESOP") for its employees. Shares of the ESOP will be released and allocated to employees based on the ratio of each such participant's compensation. Refer to Note 11 for additional information surrounding the ESOP and related expenses.

The Bank sponsors a noncontributory Profit-Sharing Plan covering all employees who have worked more than 1,000 hours during the plan year. Profit sharing expense for the years ended 2024 and 2023 was $0.

Note 11: Stock Based Compensation

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

ESOP compensation represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends, if any, on  allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. The ESOP compensation expense for the year ended December 31, 2024 and 2023 was $214,000 and $199,000.

Shares held by the ESOP were as follows:

	As of December 31,
	2024	2023
	(Dollars in thousands)
Shares allocated	64,844	43,624
Shares distributed to plan participants	(1,597)	—
Unallocated	366,992	388,212
Total ESOP shares	430,239	431,836

Fair value of unearned shares as of December 31, 2024 and December 31, 2023 respectively	$4,331	$3,692

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

Stock options granted under the 2023 Equity Plan generally vest in equal annual installments over a service period of five years beginning on the date of grant. The vesting of the options accelerates upon death, disability or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. In June 2023, the Company granted 465,500 stock options under the 2023 Equity Plan. In December 2024, the Company granted 58,000 stock options under the 2023 Equity Plan. As of December 31, 2024, the Company has 16,296 shares available for future grants of stock options under the 2023 Equity Plan.

The fair value of stock options granted in 2024 is estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of 4.38%, volatility of 28.0% and a dividend yield of 0.0%. The fair value of stock options granted in 2023 is estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of 3.82%, volatility of 29.0% and a dividend yield of 0.0%. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the common stock of the Company and other similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to first draw on treasury stock as the source for shares. The weighted average grant date fair value of stock options granted during the year ended December 31, 2024 was $4.38. The weighted average grant date fair value of stock options granted during the year ended December 31, 2023 was $3.56.

The following is a summary of the Company's stock option activity and related information for the periods presented.

Stock Option	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Options, outstanding January 1, 2023	—	$—	$—
Granted	465,500	9.36
Exercised	—	—
Forfeited	—	—
Options, outstanding December 31, 2023	465,500	$9.36	$70
Exercisable - End of Period	23,000	$9.36	$3

Options, outstanding January 1, 2024	465,500	$9.36	$70
Granted	58,000	11.34
Exercised	(23,000)	9.36
Forfeited	—	—
Options, outstanding December 31, 2024	500,500	$9.59	$1,106
Exercisable - End of Period	106,900	$9.36	$261

(1) Dollars in thousands.

Expected future expense relating to the non-vested options outstanding as of December 31, 2024 is $1.3 million over a weighted average period of 3.6 years. As of December 31, 2024, the Company had 393,600 in nonvested stock options with a weighted average remaining life of 8.6 years.

Restricted shares granted under the 2023 Equity Plan generally vest in equal annual installments over a service period of five years beginning on the date of grant. The vesting of the awards accelerates upon death, disability or following a change in control of the Company. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determines the fair value of restricted shares under the 2023 Equity Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.

On December 19, 2024, the Company granted to employees, under the 2023 Equity Plan, 16,700 shares of restricted stock with a total grant-date fair value of $189,000. Additionally, on June 15, 2023, the Company granted to employees, under the 2023 Equity Plan, 187,200 shares of restricted stock with a total grant-date fair value of $1.8 million. These restricted stock awards vest in equal installments over a five-year period beginning one year from the date of grant. As of December 31, 2024, the Company has 12,018 shares of restricted stock available for future grants under the 2023 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of December 31, 2024 and changes thereto during the periods presented.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Nonvested balance as of December 31, 2022	—	$—
Granted	187,200	9.36
Vested	(9,200)	9.36
Forfeited	—	—
Nonvested balance as of December 31, 2023	178,000	$9.36

Nonvested balance as of December 31, 2023	178,000	$9.36
Granted	16,700	11.30
Vested	(42,960)	9.36
Forfeited	—	—
Nonvested balance as of December 31, 2024	151,740	$9.57

Expected future expense related to the non-vested restricted shares outstanding as of period end is $1.3 million over a weighted average period of 3.6 years.

The following table presents the stock based compensation expense for the periods presented.

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Stock option expense	$373	$252
Restricted stock expense	394	267
Total stock based compensation expense	$767	$519

For the year ended December 31, 2024, the total deferred tax benefit related to the $767,000 of stock based compensation expense was $123,000. Due to the passing of Director Bond, Jr., 18,400 stock options and 7,360 restricted stock awards vested during the fourth quarter of the year ended December 31, 2024. The early vesting of the stock options and restricted stock awards resulted in an additional expense of $57,000 and $60,000, respectively, during the year ended December 31, 2024. Due to the passing of Director Dolan, 23,000 stock options and 9,200 restricted stock awards vested during the fourth quarter of the year ended December 31, 2023. The early vesting of the stock options and restricted stock awards resulted in an additional expense of $73,000 and $77,000, respectively, during the year ended December 31, 2023.

Note 12: Commitments and Contingencies

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of the Bank.

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At December 31, 2024 and 2023, unused lines of credit and outstanding commitments to originate loans were as follows:

	2024	2023
	(Dollars in thousands)
Unused line of credit	$8,950	$4,050
Commitments to originate loans	1,109	3,770
Total commitments	$10,059	$7,820

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

There have been no changes in the methodologies used at December 31, 2024 and 2023.

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

Individually Evaluated (Nonrecurring)

Individually evaluated loans are recorded at fair value on a nonrecurring basis. The fair value of loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a quarterly basis for additional credit losses and adjusted accordingly.

The following table presents the Bank’s assets that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2024 and 2023:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2024
Securities Available-for-sale
U.S. government agency obligations	$8,657	$—	$8,657	$—
Municipal obligations	11,736	—	11,736	—
Mortgage-backed residential obligations	25,915	—	25,915	—
Collateralized mortgage obligations	24,941	—	24,941	—
Total	$71,249	$—	$71,249	$—
December 31, 2023
Securities Available-for-sale
U.S. Treasuries	$2,973	$2,973	$—	$—
U.S. government agency obligations	9,106	—	9,106	—
Municipal obligations	13,570	—	13,570	—
Mortgage-backed residential obligations	30,351	—	30,351	—
Collateralized mortgage obligations	26,135	—	26,135	—
Total	$82,135	$2,973	$79,162	$—

The Bank may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There were no assets measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
December 31, 2024
Financial assets:
Loans, net	$130,356	$—	$—	$124,084	$124,084
Loans held for sale	1,218	—	1,242	—	1,242
Financial liabilities:
Interest-bearing deposits	178,260	—	178,872	—	178,872
Other borrowings	5,000	—	4,999	—	4,999

December 31, 2023
Financial assets:
Loans, net	$120,623	$—	$—	$110,288	$110,288
Loans held for sale	380	—	387	—	387
Financial liabilities:
Interest-bearing deposits	156,402	—	156,092	—	156,092
Other borrowings	5,000	—	4,990	—	4,990

Note 15: Earnings Per Share

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

There were no securities or other contracts that had a dilutive effect during the twelve months ended December 31, 2024 and 2023, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for purposes of the EPS calculation.

	Year Ended December 31,
	2024	2023

Net loss applicable to common shares	$(789)	$(3,957)

Average number of common shares outstanding	5,289,932	5,404,371
Less: Average unallocated ESOP shares	378,471	399,873
Average number of common shares outstanding used to calculate basic earnings per common share	4,911,461	5,004,498
Loss per common share basic and diluted	$(0.16)	$(0.79)

All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS. Due to the net loss position, all outstanding share option awards are anti-dilutive and excluded from the computation of diluted earnings per share.

Note 16: Condensed Parent Only Financial Information

The Parent Company’s condensed balance sheet and related condensed statements of operations and cash flows are as follows.

NSTS BANCORP, INC.
Condensed Balance Sheets

	Year ended December 31,
	2024	2023
	(Dollars in thousands)
Assets:
Cash	$16,855	$18,634
Investment in subsidiary	56,028	55,035
Loan to ESOP	3,800	3,973
Other assets	15	7
Total assets	$76,698	$77,649
Liabilities:
Accrued expense and other liabilities	$208	$104
Total liabilities	208	104
Stockholders' equity
Common Stock	56	56
Treasury Stock	(3,240)	(2,381)
Additional paid-in capital	51,684	50,920
Retained earnings	40,266	41,055
Unallocated common shares held by ESOP	(3,670)	(3,882)
Accumulated other comprehensive loss, net	(8,606)	(8,223)
Total stockholders' equity	76,490	77,545
Total liabilities and stockholders’ equity	$76,698	$77,649

NSTS BANCORP, INC.
Condensed Statements of Operations

	Year ended December 31,
	2024	2023
	(Dollars in thousands)
Income:
Interest income	$129	$135
Total income	129	135
Expense:
Noninterest expense	$1,313	$1,180
Total expense	1,313	1,180
Losses before income tax expense and equity in undistributed earnings (losses) of subsidiary	$(1,184)	$(1,045)
Income tax expense	—	96
Losses before equity in undistributed earnings (losses) of subsidiary	$(1,184)	$(1,141)
Equity in undistributed earnings (losses) of subsidiary	395	(2,816)
Net loss	$(789)	$(3,957)

NSTS BANCORP, INC.
Condensed Statements of Cash Flows

	Year ended December 31,
	2024	2023
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(789)	$(3,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in other assets	(8)	97
Net change in accrued expenses and other liabilities	104	(307)
Equity in undistributed (earnings) losses of subsidiary	(395)	2,816
Net cash used in operating activities	(1,088)	(1,351)
Cash flows from investing activities:
Principal payments on loan to ESOP	$173	$172
Net cash provided by investing activities	173	172
Cash flows from financing activities:
Purchase of treasury shares	(970)	(2,381)
Purchase of treasury stock from taxes withheld on stock awards	(109)	—
Proceeds from exercise of stock options	215	—
Net cash used in financing activities	(864)	(2,381)
Net change in cash	(1,779)	(3,560)
Cash at beginning of period	18,634	22,194
Cash at end of period	$16,855	$18,634

Note 17: Changes in Accounting Principles

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

On November 27, 2023, the FASB issued ASU 2023-07, "Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures", intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Provisions in the amendment include: (1) Requirement that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss (collectively referred to as the "significant expense principle"); (2) Requirement that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss; (3) Requirement that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by ASC 280 in interim periods; (4) Clarification that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements; (5) Requirement that a public entity disclose the title and position of the CODM and explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (6) Requirement that a public entity that has a single reportable segment provide all the disclosures by the amendments in the update and all existing segment disclosures in ASC 280.

The amendments in the update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. For public business entities, amendments in the update should be applied retrospectively to all periods presented in the financial statements, and upon transition the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this standard effective January 1, 2024, resulting in additional disclosure only, and did not have a material impact on the consolidated financial statements.

On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and (2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company will adopt this ASU for the reporting period beginning January 1, 2025, and does not expect the amendments to have a material impact to the financial statements of the Company.

Note 18: Subsequent Events

Management evaluated subsequent events through March 28, 2025, the date the financial statements were issued. Management does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the consolidated financial statements included in this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTS BANCORP, INC.

Dated: March 28, 2025	By:	/s/ Stephen G. Lear
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

Signatures	Title	Date
/s/ Stephen G. Lear	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2025
Stephen G. Lear
/s/ Carissa H. Schoolcraft	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2025
Carissa H. Schoolcraft
/s/ Apolonio Arenas	Director	March 28, 2025
Apolonio Arenas
/s/ Emily E. Ansani	Director	March 28, 2025
Emily E. Ansani
/s/ Thomas M. Ivantic	Director	March 28, 2025
Thomas M. Ivantic
/s/ Thomas J. Kneesel	Director	March 28, 2025
Thomas J. Kneesel
/s/ Rodney J. True	Director	March 28, 2025
Rodney J. True