Form 10-Q
period 2025-03-31
NSTS Bancorp, Inc.
filed 2025-05-14
CIK 1881592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, the Registrant had 5,247,826 shares of its common stock outstanding.

NSTS Bancorp, Inc.

Form 10Q

Part I. Financial Information

Item 1. Consolidated Financial Statements

NSTS BANCORP, INC.

Consolidated Balance Sheets

	March 31, 2025
	(unaudited)	December 31, 2024
	(Dollars in thousands)
Assets:
Cash and due from banks	$973	$1,223
Interest-bearing bank deposits	56,481	52,258
Cash and cash equivalents	57,454	53,481
Time deposits with other financial institutions	1,494	1,494
Securities available for sale	70,319	71,249
Federal Home Loan Bank stock (FHLB)	585	585
Loans held for sale	2,595	1,218
Loans, net of unearned income	131,396	131,557
Allowance for credit losses on loans	(1,156)	(1,201)
Loans, net	130,240	130,356
Premises and equipment, net	5,290	5,311
Accrued interest receivable	860	870
Bank-owned life insurance (BOLI)	9,717	9,661
Other assets	4,146	4,463
Total assets	$282,700	$278,688
Liabilities:
Deposits:
Noninterest bearing	$12,678	$11,896
Interest-bearing
Demand and NOW checking	18,283	14,930
Money market	28,929	28,967
Savings	42,101	41,544
Time deposits over $250,000	22,094	21,990
Other time deposits	69,599	70,829
Total deposits	193,684	190,156
Escrow deposits	2,436	1,739
Other borrowings	5,000	5,000
Accrued expenses and other liabilities	4,118	5,303
Total liabilities	$205,238	$202,198
Stockholders' equity:
Common Stock ($0.01 par value; 10,000,000 shares authorized; 5,247,826 shares outstanding at March 31, 2025 and 5,249,826 shares at December 31, 2024)	56	56
Treasury Stock, at cost (352,033 shares at March 31, 2025 and December 31, 2024)	(3,240)	(3,240)
Additional paid-in capital	51,852	51,684
Retained earnings	39,938	40,266
Unallocated common shares held by ESOP	(3,617)	(3,670)
Accumulated other comprehensive loss, net	(7,527)	(8,606)
Total stockholders' equity	77,462	76,490
Total liabilities and stockholders' equity	$282,700	$278,688

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Operations (unaudited)

	For the three months ended
	March 31,
	2025	2024
	(Dollars in thousands)
Interest income:
Loans, including fees	$1,800	$1,475
Securities
Taxable	355	418
Tax-exempt	60	63
Federal funds sold and other	508	417
Time deposits with other financial institutions	18	23
FHLB Stock	9	9
Total interest income	2,750	2,405
Interest expense:
Deposits	859	640
Other borrowings	60	60
Total interest expense	919	700
Net interest income	1,831	1,705
Reversal of provision for credit losses	(37)	(1)
Net interest income after reversal of provision for credit losses	1,868	1,706
Noninterest income:
Gain on sale of mortgage loans	189	156
Rental income on office building	16	16
Service charges on deposits	59	61
Increase in cash surrender value of BOLI	56	53
Other non-interest income	14	26
Total noninterest income	334	312
Noninterest expense:
Salaries and employee benefits	1,533	1,374
Equipment and occupancy	224	214
Data processing	222	195
Professional services	136	111
Advertising	42	84
Supervisory fees and assessments	38	36
Loan expenses	92	30
Deposit expenses	68	54
Director fees	48	48
Other non-interest expense	127	118
Total noninterest expense	2,530	2,264
Loss before income taxes	(328)	(246)
Income tax expense	—	—
Net loss	$(328)	$(246)
Basic and diluted loss per share	$(0.07)	$(0.05)
Weighted average shares outstanding	4,883,913	4,927,032

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For the three months ended March 31,
	2025	2024
	(Dollars in thousands)
Net loss	$(328)	$(246)
Unrealized net holding gain (loss) on securities
Unrealized net holding gain (loss) on securities arising during period	1,508	(770)
Tax effect	(429)	220
Other comprehensive income (loss), net of taxes	1,079	(550)
Comprehensive income (loss)	$751	$(796)

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Shares	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained earnings	Accumulated other comprehensive loss	Unallocated Common Shares Held by ESOP	Total
		(Dollars in thousands)
		Quarter ended March 31, 2024
Balance at December 31, 2023	5,315,261	$56	$(2,381)	$50,920	$41,055	$(8,223)	$(3,882)	$77,545
Net loss	—	—	—	—	(246)	—	—	(246)
ESOP shares committed to be released	—	—	—	(2)	—	—	53	51
Compensation cost for stock options and restricted stock	—	—	—	162	—	—	—	162
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	(550)	—	(550)
Balance at March 31, 2024	5,315,261	$56	$(2,381)	$51,080	$40,809	$(8,773)	$(3,829)	$76,962
		Quarter ended March 31, 2025
Balance at December 31, 2024	5,249,826	$56	$(3,240)	$51,684	$40,266	$(8,606)	$(3,670)	$76,490
Net loss	—	—	—	—	(328)	—	—	(328)
ESOP shares committed to be released	—	—	—	11	—	—	53	64
Forfeiture of restricted stock	(2,000)	—	—	(8)	—	—	—	(8)
Compensation cost for stock options and restricted stock	—	—	—	165	—	—	—	165
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	1,079	—	1,079
Balance at March 31, 2025	5,247,826	$56	$(3,240)	$51,852	$39,938	$(7,527)	$(3,617)	$77,462

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
	2025	2024
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(328)	$(246)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	75	74
Securities amortization and accretion, net	121	129
Loans originated for sale	(11,268)	(5,964)
Proceeds from sales of loans held for sale	10,080	6,460
Gain on sale of mortgage loans	(189)	(156)
Reversal of provision for credit losses	(37)	(1)
Earnings on bank owned life insurance	(56)	(53)
ESOP expense	64	51
Stock based compensation	157	162
Change in deferred income taxes	429	(220)
Net change in accrued interest receivable and other assets	(531)	403
Net change in accrued expenses and other liabilities	(1,193)	(547)
Net cash (used in) provided by operating activities	(2,676)	92
Cash flows from investing activities:
Net change in portfolio loans	161	(6,461)
Principal repayments on mortgage-backed securities	1,317	1,437
Maturities and calls of securities available for sale	1,000	—
Purchases of premises and equipment, net	(54)	(16)
Net cash provided by (used in) investing activities	2,424	(5,040)
Cash flows from financing activities:
Net change in deposits	3,528	9,221
Net change in escrow deposits	697	699
Net cash provided by financing activities	4,225	9,920
Net change in cash and cash equivalents	3,973	4,972
Cash and cash equivalents at beginning of period	53,481	31,388
Cash and cash equivalents at end of period	$57,454	$36,360
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$916	$694
Loans transferred to held for sale from portfolio, net	—	1,246

See accompanying notes to consolidated unaudited financial statements

Notes to the Unaudited Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three month period ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

The Bank operates primarily out of three bank branch locations in the northern suburbs of Chicago, Illinois. In efforts to expand our loan originations within the Chicagoland area, the Bank also has three loan production offices, located in Chicago, Aurora and Plainfield, Illinois. The lending team operates as Oak Leaf Community Mortgage, powered by North Shore Trust and Savings. The Bank offers a variety of financial services to customers in our surrounding communities. Financial services consist primarily of 1-4 family mortgage loans, savings accounts, and certificate of deposit accounts. There are no significant concentrations of loans to any one industry or customer. The Bank’s exposure to credit risk is significantly affected by changes in the economy in the Bank’s market area.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with NSTS Bancorp, Inc.’s Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may vary from those estimates. Material estimates that could significantly change in the near-term include the adequacy of the allowance for credit losses, determination of the valuation allowance on deferred tax assets and the valuation of investment securities and the related tax effect. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2025. Certain amounts in prior year financial statements have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

All of the Company’s financial results are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by business-line, the Company’s Chief Operating Decision Maker ("CODM") evaluates financial performance on a Company-wide basis. The Company's assigned business lines have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

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

In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (ASU 2024-01). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2025, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated balance sheets or consolidated statements of operations.

On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and (2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company will adopt this ASU, and does not expect the amendments to have a material impact to the annual financial statements of the Company.

Note 2: Securities Available for Sale

The amortized cost and estimated fair value of debt securities at March 31, 2025 and December 31, 2024, by contractual maturity, are shown below. The accrued interest receivable for securities available for sale was $237,000 and $278,000 on March 31, 2025 and December 31, 2024, respectively. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties, therefore, these securities have been included in the below table based on average remaining life.

March 31, 2025	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
	(Dollars in thousands)
1 year or less	$—	$—	$—	$880	$880
1 to 5 years	3,039	1,459	9,094	13,881	27,473
5 to 10 years	4,635	2,395	15,410	8,421	30,861
After 10 years	—	7,819	1,164	2,122	11,105
Fair value	7,674	11,673	25,668	25,304	70,319
Gross unrealized gains	—	—	—	—	—
Gross unrealized losses	(866)	(2,417)	(4,034)	(3,212)	(10,529)
Amortized cost	$8,540	$14,090	$29,702	$28,516	$80,848

December 31, 2024	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
	(Dollars in thousands)
1 year or less	$1,000	$—	$—	$—	$1,000
1 to 5 years	3,047	1,452	8,971	15,086	28,556
5 to 10 years	4,610	2,401	15,794	7,786	30,591
After 10 years	—	7,883	1,150	2,069	11,102
Fair value	8,657	11,736	25,915	24,941	71,249
Gross unrealized gains	—	—	—	—	—
Gross unrealized losses	(1,062)	(2,367)	(4,766)	(3,842)	(12,037)
Amortized cost	$9,719	$14,103	$30,681	$28,783	$83,286

As of March 31, 2025, and December 31, 2024, no securities were pledged to secure public deposits or for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less than 12 Months		12 Months or Longer		Total
	(Dollars in thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2025
U.S. government agency obligations	$—	$—	$7,674	$866	$7,674	$866
Municipal obligations	—	—	11,673	2,417	11,673	2,417
Mortgage-backed residential obligations	—	—	25,668	4,034	25,668	4,034
Collateralized mortgage obligations	—	—	25,304	3,212	25,304	3,212
Total	$—	$—	$70,319	$10,529	$70,319	$10,529
December 31, 2024
U.S. government agency obligations	$—	$—	$8,657	$1,062	$8,657	$1,062
Municipal obligations	467	28	11,269	2,339	11,736	2,367
Mortgage-backed residential obligations	—	—	25,915	4,766	25,915	4,766
Collateralized mortgage obligations	—	—	24,941	3,842	24,941	3,842
Total	$467	$28	$70,782	$12,009	$71,249	$12,037

At March 31, 2025 and December 31, 2024, all investment securities were in unrealized loss positions. There were no securities with identified credit losses at March 31, 2025 and December 31, 2024, respectively. Unrealized losses have not been recognized into income because, based on management's evaluation, the decline in fair value is largely due to increased market rates, temporary market conditions and trading spreads, and, as such, are considered to be temporary by the Bank. In addition, management has the intent and ability to hold the securities until they mature or they recover their carrying values.

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

The Bank holds two classifications of municipal bonds, general obligation bonds and revenue bonds. General obligation bonds are backed by the general revenue of the issuing municipality, while revenue bonds are supported by a specific revenue source. All general obligation and revenue bonds have a bond rating of investment grade by Standard and Poor's or Moody's Investor Services or are not rated. There have been no declines in investment grades on bonds in a loss position and, as of  March 31, 2025, all municipal bonds are paying as agreed.

There were no sales of securities available-for-sale during the three months ended March 31, 2025 and 2024.

Note 3: Loans and allowance for credit losses

A summary of loans by major category as of March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
First mortgage loans
1-4 family residential	$120,253	$119,409
Multi-family	3,335	3,368
Commercial	4,012	4,197
Construction	2,919	3,651
Total first mortgage loans	130,519	130,625
Consumer loans	226	282
Total loans	130,745	130,907
Net deferred loan costs	651	650
Allowance for credit losses on loans	(1,156)	(1,201)
Total loans, net	$130,240	$130,356

First mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of these loans totaled $13.8 million and $13.9 million at March 31, 2025 and December 31, 2024, respectively. Custodial escrow balances maintained in connection with the loans serviced were $446,000 and $236,000 at March 31, 2025 and December 31, 2024, respectively.

The accrued interest receivable for loans, net, was $548,000 and $560,000 for March 31, 2025 and December 31, 2024, respectively

In the normal course of business, loans are made by the Bank to directors and officers of the Company and the Bank (related parties). The terms of these loans, including interest rate and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectability. At  March 31, 2025 and December 31, 2024, such borrowers were indebted to the Bank in the aggregate amount of $580,000 and $587,000, respectively.

The following tables present the activity in the allowance for credit losses ("ACL") for the three months ended March 31, 2025 and 2024:

	March 31, 2025
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$1,056	$37	$41	$65	$2	$1,201
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
Release of provision for credit losses	(22)	—	(3)	(20)	—	(45)
Ending balance	$1,034	$37	$38	$45	$2	$1,156

	March 31, 2024
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$1,094	$40	$37	$4	$1	$1,176
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
(Release of) Provision for credit losses	(3)	(4)	—	7	1	1
Ending balance	$1,091	$36	$37	$11	$2	$1,177

The ACL on loans excludes $67,000 and $11,000 of allowance for off-balance sheet exposures as of March 31, 2025 and 2024, respectively, recorded within Other Liabilities on the Consolidated Balance Sheets. The net release of provision for credit losses for the three months ended March 31, 2025 in the table above excludes a provision for credit losses of $8,000 related to off balance sheet exposures. The net provision for credit losses for the three months ended March 31, 2024 in the table above excludes a release of provision for credit losses of $2,000 related to off balance sheet exposures.

As of March 31, 2025, there was one collateral dependent loan totaling $263,000 in the one to four-family residential loan segment. This loan is collateralized by residential real estate and has no ACL as of March 31, 2025. There were no other collateral dependent loans as of March 31, 2025. There were no collateral dependent loans as of December 31, 2024.

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

The following tables present the credit risk profile of the Company's loan portfolio based on risk rating category and year of origination as of March 31, 2025 and  December 31, 2024.

	As of March 31, 2025
	Term loans amortized cost basis by origination year
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$5,083	$17,652	$20,897	$12,343	$17,709	$41,593	$4,516	$—	$119,793
Special Mention	—	—	—	—	—	—	197	—	197
Substandard	—	263	—	—	—	—	—	—	263
Total 1-4 family residential	5,083	17,915	20,897	12,343	17,709	41,593	4,713	—	120,253
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Multi-family
Pass	—	513	—	—	228	2,594	—	—	$3,335
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total multi-family	—	513	—	—	228	2,594	—	—	3,335
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	—	—	173	—	95	3,023	721	—	$4,012
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total commercial	—	—	173	—	95	3,023	721	—	4,012
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	244	2,577	98	—	—	—	—	—	$2,919
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total construction	244	2,577	98	—	—	—	—	—	2,919
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Pass	6	86	69	54	7	4	—	—	$226
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total consumer	6	86	69	54	7	4	—	—	226
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Total
Pass	5,333	20,828	21,237	12,397	18,039	47,214	5,237	—	130,285
Special Mention	—	—	—	—	—	—	197	—	197
Substandard	—	263	—	—	—	—	—	—	263
Total	5,333	21,091	21,237	12,397	18,039	47,214	5,434	—	130,745
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—

	As of December 31, 2024
	Term loans amortized cost basis by origination year
	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$20,577	$20,986	$12,421	$18,074	$43,245	$4,106	$—	$119,409
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total 1-4 family residential	20,577	20,986	12,421	18,074	43,245	4,106	—	119,409
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	515	—	—	230	2,623	—	—	3,368
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multi-family	515	—	—	230	2,623	—	—	3,368
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial
Pass	148	301	—	96	3,158	494	—	4,197
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total commercial	148	301	—	96	3,158	494	—	4,197
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Construction
Pass	3,134	517	—	—	—	—	—	3,651
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction	3,134	517	—	—	—	—	—	3,651
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Consumer
Pass	127	77	58	18	2	—	—	282
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	127	77	58	18	2	—	—	282
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total
Pass	24,501	21,881	12,479	18,418	49,028	4,600	—	130,907
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	24,501	21,881	12,479	18,418	49,028	4,600	—	130,907
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—

The aging of the Bank’s loan portfolio as of March 31, 2025 and December 31, 2024, is as follows:

	31-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loan Balance
	(Dollars in thousands)
March 31, 2025
1-4 family residential	$900	$—	$263	$1,163	$119,090	$120,253
Multi-family	—	—	—	—	3,335	3,335
Commercial	—	—	—	—	4,012	4,012
Construction	—	—	—	—	2,919	2,919
Consumer	—	—	—	—	226	226
Total	$900	$—	$263	$1,163	$129,582	$130,745

December 31, 2024
1-4 family residential	$371	$—	$—	$371	$119,038	$119,409
Multi-family	—	—	—	—	3,368	3,368
Commercial	—	—	—	—	4,197	4,197
Construction	—	—	—	—	3,651	3,651
Consumer	—	—	—	—	282	282
Total	$371	$—	$—	$371	$130,536	$130,907

The following table presents the amortized cost basis of loans on nonaccrual status recorded at March 31, 2025,  December 31, 2024 and January 1, 2024. There was no interest recognized on non-accrual loans for the three months ended March 31, 2025 and 2024.

	March 31, 2025		December 31, 2024		January 1, 2024
	Nonaccrual with no Allowance for Credit Losses	Total Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Total Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Total Nonaccrual
(Dollars in thousands)
First mortgage loans
1-4 family residential	$263	$263	$—	$—	$200	$200
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total loans	$263	$263	$—	$—	$200	$200

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans. There were no modifications on loans to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024.

Note 4: Deposits

As of March 31, 2025 the scheduled maturities of time deposits are as follows:

For the 12 months ended
March 31,	Amount
(Dollars in thousands)
2026	$65,200
2027	9,956
2028	6,553
2029	5,003
2030 and beyond	4,981
Total	$91,693

In the normal course of business, deposit accounts are held by directors and executive officers of the Company and the Bank (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At March 31, 2025 and December 31, 2024, total deposits held by directors and officers of the Company and the Bank were $869,000 and $1.1 million, respectively.

Note 5: Other Borrowings

There were no additional borrowings made during the three months ended March 31, 2025 and March 31, 2024. In June 2023, the Company borrowed $5.0 million from the FHLB Chicago at a rate of 4.78% for 24 months, payable on June 20, 2025.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	For the three months ended
	March 31,
	2025	2024
	(Dollars in thousands)
FHLB of Chicago advances and other borrowings:
Average balance outstanding	$5,000	$5,000
Maximum amount outstanding at any month-end during the period	5,000	5,000
Average interest rate during the period	4.8%	4.8%

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Balance outstanding at end of period	5,000	5,000
Weighted average interest rate at end of period	4.8%	4.8%

The eligible borrowings are collateralized by $105.1 million and $103.8 million of first mortgage loans under a blanket lien arrangement at March 31, 2025 and December 31, 2024, respectively.

The following table shows the outstanding advances, additional borrowing capacity and total borrowing capacity from the FHLB Chicago at the dates presented.

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Outstanding advances	$5,000	$5,000
Additional borrowing capacity	74,079	73,094
Total borrowing capacity	$79,079	$78,094

Additionally, at March 31, 2025 and December 31, 2024, we had a $10.0 million federal funds line of credit with BMO Harris Bank, none of which was drawn at March 31, 2025 and December 31, 2024.

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at March 31, 2025 or December 31, 2024.

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

The following table presents the Bank’s assets that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2025
Securities available-for-sale
U.S. government agency obligations	$7,674	$—	$7,674	$—
Municipal obligations	11,673	—	11,673	—
Mortgage-backed residential obligations	25,668	—	25,668	—
Collateralized mortgage obligations	25,304	—	25,304	—
Total	$70,319	$—	$70,319	$—

December 31, 2024
Securities available-for-sale
U.S. government agency obligations	$8,657	$—	$8,657	$—
Municipal obligations	11,736	—	11,736	—
Mortgage-backed residential obligations	25,915	—	25,915	—
Collateralized mortgage obligations	24,941	—	24,941	—
Total	$71,249	$—	$71,249	$—

The Bank may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There were no assets measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
March 31, 2025
Financial assets:
Loans, net	$130,240	$—	$—	$123,350	$123,350
Loans held for sale	2,595	—	2,647	—	2,647
Financial liabilities:
Interest-bearing deposits	$181,006	$—	$181,468	$—	$181,468
Other Borrowings	5,000	—	4,997	—	4,997

December 31, 2024
Financial assets:
Loans, net	$130,356	$—	$—	$124,084	$124,084
Loans held for sale	1,218	—	1,242	—	1,242
Financial liabilities:
Interest-bearing deposits	$178,260	$—	$178,872	$—	$178,872
Other Borrowings	5,000	—	4,999	—	4,999

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

As of March 31, 2025 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category. On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9% subject to a limited two quarter grace period, during which the leverage ratio cannot drop 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. The Bank elected to begin using CBLR for the first quarter of 2020. Management believes, as of March 31, 2025, that the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios as of March 31, 2025 and December 31, 2024, are presented below:

			Minimum Required to be
	Actual		Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio
As of March 31, 2025	(Dollars in thousands)
Tier 1 capital (to Average Assets)	$64,790	23.11%	$25,230	>9%
As of December 31, 2024
Tier 1 capital (to Average Assets)	$64,634	23.53%	$24,722	>9%

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

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At March 31, 2025 and December 31, 2024, unused lines of credit and outstanding commitments to originate loans were as follows:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Unused line of credit	$9,464	$8,950
Commitments to originate loans	1,658	1,109
Total commitments	$11,122	$10,059

Concentrations of Credit Risk

The Bank generally originates single-family residential loans within its primary lending area. These loans are secured by the underlying properties.

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

There were no securities or other contracts that had a dilutive effect for the three months ended March 31, 2025 and 2024, and therefore the weighted average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for EPS calculations.

	Three Months Ended March 31,
	2025	2024
	(Income in thousands)
Net loss applicable to common shares	$(328)	$(246)

Average number of common shares outstanding	5,249,137	5,315,261
Less: Average unallocated ESOP shares	365,224	388,229
Average number of common shares outstanding used to calculate basic loss per common share	4,883,913	4,927,032
Loss per common share basic and diluted	$(0.07)	$(0.05)

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

There were no contributions to the ESOP during the first three months of 2025, as the annual loan payment will be made during the fourth quarter. Expense recorded was $64,000 and $51,000 for the three months ended March 31, 2025 and 2024, respectively, and is recognized over the service period.

Shares held by the ESOP were as follows:

	As of March 31,
	2025	2024
	(Dollars in thousands)
Shares allocated	64,844	43,624
Shares committed for allocation	5,305	5,295
Shares distributed to plan participants	(1,597)	—
Unallocated	361,687	382,917
Total ESOP shares	430,239	431,836

Fair value of unearned shares as of March 31, 2025 and 2024, respectively	$4,083	$3,653

Fair value of unearned shares is based on a stock price of $11.29 and $9.54 as of March 31, 2025 and 2024, respectively.

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

Stock options granted under the 2023 Equity Plan generally vest in equal annual installments over a service period of five years beginning on the date of grant. The vesting of the options accelerates upon death, disability or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. As of March 31, 2025, the Company has 24,296 shares available for future grants of stock options under the 2023 Equity Plan.

The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to first draw on treasury stock as the source for shares.

The following is a summary of the Company's stock option activity and related information for the periods presented.

Stock Option	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2023	442,500	$9.36
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2024	442,500	$9.36	$80
Exercisable - End of Period	23,000	9.36	4

Outstanding at December 31, 2024	500,500	$9.59
Granted	—	—
Exercised	—	—
Forfeited	8,000	9.36
Outstanding at March 31, 2025	492,500	$9.59	$837
Exercisable - End of Period	106,900	9.36	206

(1) Dollars in thousands. The aggregate intrinsic value of outstanding and exercisable options at March 31, 2025 and 2024 were calculated based on the closing market price of the Company's common stock of  March 31, 2025 and 2024 of $11.29 and $9.54, respectively, per share less the exercise price.

Expected future expense relating to the non-vested options outstanding as of March 31, 2025 is $1.2 million over a weighted average period of 3.4 years. As of March 31, 2025, the Company had 492,500 in outstanding stock options with a weighted average remaining life of 8.0 years outstanding.

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

As of March 31, 2025, the Company has 14,018 shares of restricted stock available for future grants under the 2023 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of and for the periods presented.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Nonvested balance as of December 31, 2023	178,000	$9.36
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance as of March 31, 2024	178,000	$9.36

Nonvested balance as of December 31, 2024	151,740	$9.57
Granted	—	—
Vested	—	—
Forfeited	2,000	9.36
Nonvested balance as of March 31, 2025	149,740	$9.57

Expected future expense related to the non-vested restricted shares outstanding as of period end is $1.2 million over a weighted average period of 3.4 years.

The following table presents the stock based compensation expense for the periods presented.

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Stock option expense	$73	$79
Restricted stock expense	84	83
Total stock based compensation expense	$157	$162

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of our financial performance through a discussion of our financial condition as of March 31, 2025 and as compared to our financial condition as of December 31, 2024, and our results of operations for the three months ended March 31, 2025 and 2024. This section should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with NSTS Bancorp, Inc.'s Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

North Shore Trust and Savings

North Shore Trust and Savings, a federally-chartered stock savings institution, was established in 1921 as North Shore Building and Loan, an Illinois-chartered institution. The Bank is a wholly owned subsidiary of NSTS Bancorp, Inc., and operates as a traditional savings institution focused primarily on serving the banking needs of customers in our market area of Lake County, Illinois and adjacent communities. We operate from our headquarters and main banking office in Waukegan, Illinois, as well as two additional full-service branch offices located in Waukegan and Lindenhurst, Illinois, respectively. We also have three loan production offices in Chicago, Aurora and Plainfield, Illinois. Our primary business activity is attracting deposits from the general public and using those funds to originate one- to four-family residential mortgage loans and purchase investments. We are subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”).

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

Our business strategy is to continually enhance our products and services with a focus on one- to four- family residential first mortgage loans, and to maintain our holdings of commercial real estate and multi-family residential real estate loans. Our traditional lending market is centered in our retail branch area of Lake County,
Illinois. We are also an active originator of residential home loans in Lake County, Illinois as well as other counties in the greater Chicagoland area, as well as Kenosha County in Wisconsin. We established a loan production office in Chicago, Illinois in 2016 and two additional loan production offices in Aurora and Plainfield, Illinois in 2023, to originate loans outside of our branch network in a more densely populated metropolitan area, which we believe benefits us geographically. The lending team originates loans as Oak Leaf Community Mortgage, powered by North Shore Trust and Savings.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated unaudited interim financial statements for the three months ended March 31, 2025 and 2024, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates.

Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

	For the Three Months Ended March 31,
	2025			2024
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$133,903	$1,800	5.38%	$125,335	$1,475	4.71%
Federal funds sold and interest-bearing deposits in other banks	53,040	508	3.83%	33,179	417	5.03%
Time deposits with other financial institutions	1,494	18	4.82%	1,991	23	4.62%
Securities available for sale	70,897	415	2.34%	80,685	481	2.38%
FHLB stock	585	9	6.15%	550	9	6.55%
Total interest-earning assets	259,919	$2,750	4.23%	241,740	$2,405	3.98%
Noninterest-earning assets	20,191			19,638
Total assets	$280,110			$261,378
Interest-bearing liabilities:
Interest-bearing demand	$16,699	$2	0.05%	$15,128	$2	0.05%
Money market	28,924	45	0.62%	31,697	50	0.63%
Savings	41,903	15	0.14%	41,614	16	0.15%
Time deposits	91,599	797	3.48%	73,812	572	3.10%
Total interest-bearing deposits	$179,125	$859	1.92%	$162,251	$640	1.58%
Other borrowings	5,000	60	4.80%	5,000	60	4.80%
Total interest-bearing liabilities	184,125	$919	2.00%	167,251	$700	1.67%
Noninterest-bearing liabilities	19,386			17,159
Total liabilities	$203,511			$184,410
Equity	76,599			76,968
Total liabilities and equity	$280,110			$261,378
Net interest income		$1,831			$1,705
Interest rate spread(1)			2.23%			2.31%
Net interest-earning assets(2)	$75,794			$74,489
Net interest margin(3)			2.82%			2.82%
Average interest-earning assets to average-interest bearing liabilities	141.16%			144.54%

(1)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(2)	Equals total interest-earning assets less total interest-bearing liabilities.
(3)	Equals net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE three months ended March 31, 2025 and 2024

General. For the quarter ended March 31, 2025, we had a net loss of $328,000, compared to a net loss of $246,000 for the quarter ended March 31, 2024. The increase in net loss for the quarter ended March 31, 2025 is due an increase in noninterest expenses, partially offset by an increase in net interest income.

Net Interest Income. Net interest income increased $126,000, to $1.9 million for quarter ended March 31, 2025 compared to $1.7 million for the quarter ended March 31, 2024. Our interest rate spread decreased to 2.23% for the quarter ended March 31, 2025 from 2.31% for the quarter ended March 31, 2024. Our net interest margin remained at 2.82% for the quarters ended March 31, 2025 and 2024. The decrease in interest rate spread is driven by an increased average balance of higher earning interest-bearing liabilities, specifically interest-bearing deposits, as a percentage of total assets.

Average interest-earning assets of $259.9 million for the quarter ended March 31, 2025 increased $18.2 million compared to $241.7 million for the quarter ended March 31, 2024. The increase in average earning assets was driven by an increase in loans and interest-bearing deposits at other banks, funded by an increase in average deposit balances during the period and reduction in investment securities. The average outstanding balance of loans, net increased to $133.9 million for the quarter ended March 31, 2025, an increase of $8.6 million from $125.3 million for the quarter ended March 31, 2024. Additionally, the average yield earned on those loans outstanding increased 67 basis points to 5.38% for the quarter ended March 31, 2025. This increase is a result of an overall increase in market rates on mortgage loans originated during 2024 and still in our portfolio, as well as an increased loan demand for specialty portfolio products which are originated at higher interest rates and with additional origination fees.

The cost of interest-bearing liabilities increased 33 basis points for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024. The net increase in our funding costs was primarily due to an increase in rates earned on time deposit accounts to remain competitive with the local market. The average yield on time deposits for the quarter ended March 31, 2025 was 3.48%. Over the next 12 months $52.2 million of time deposits with rates greater than 3.0% are scheduled to mature.

Provision for Credit Losses. During the quarter ended March 31, 2025, we recorded a reversal of provision for credit losses of $37,000, comprised of $45,000 reversal of provision for credit losses on loans and $8,000 provision for credit losses related to unfunded commitments.

We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loan and available-for-sale securities portfolios.

Noninterest Income. The following table shows the components of noninterest income for the periods presented.

	Three months ended March 31,
Noninterest income:	2025	2024
	(Dollars in thousands)
Gain on sale of mortgage loans	$189	$156
Rental income on office building	16	16
Service charges on deposits	59	61
Increase in cash surrender value of BOLI	56	53
Other non-interest income	14	26
Total noninterest income	$334	$312

For the quarter ended March 31, 2025 compared to the same period ended March 31, 2024, noninterest income increased $22,000 to $334,000.  The increase was driven by an increase in the gain on sale of mortgage loans during the quarter ended March 31, 2025. Gain on sale of mortgage loans increased $33,000, from $156,000 to $189,000 for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024. The increase in gain on sale of mortgages was primarily the result of an overall increase in total mortgage loans originated during the period. During the quarter ended March 31, 2025, we sold 31 loans totaling $9.9 million for a gain on sale of $189,000. During the quarter ended March 31, 2024, we sold 26 loans totaling $6.3 million for a gain on sale of $156,000. Management continues to look for opportunities and markets to sell loans as we continue to see increased loan production compared to prior years.

Noninterest Expense. The following table shows the components of noninterest expense for the periods presented.

	Three months ended March 31,
Noninterest expense:	2025	2024
	(Dollars in thousands)
Salaries and employee benefits	$1,533	$1,374
Equipment and occupancy	224	214
Data processing	222	195
Professional services	136	111
Advertising	42	84
Supervisory fees and assessments	38	36
Loan expenses	92	30
Deposit expenses	68	54
Director Fees	48	48
Other non-interest expense	127	118
Total noninterest expense	$2,530	$2,264

Noninterest expenses increased $266,000 for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024. The increase in noninterest expenses was primarily driven by increases in salaries and employee benefits and loan expenses.  The average number of employees increased to 52 for the quarter ended March 31, 2025 compared to 46 for the quarter ended March 31, 2024. The increase in headcount is based on additional hires during 2024 to supplement the lending team as operations continue to expand. Loan expenses increased as a result of an increase in loan originations during the periods. Additionally, the Bank recorded a provision for recourse reserve related to the loans sold into the secondary market due to an increase in the volume of loans sold over the past 4 quarters.

Provision for Income Tax Expense (Benefit). There was no provision for income tax expense recorded during the three months ended March 31, 2025 and 2024. Management estimates a taxable net loss for the year ended December 31, 2025 due to non-taxable income, such as income on tax exempt municipal securities and BOLI.

During the quarter ended March 31, 2025, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing net operating losses. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the three-year period ended March 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of March 31, 2025, management maintained the full valuation allowance against the federal net operating losses and net deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted.

COMPARISON OF FINANCIAL CONDITION AT March 31, 2025 and December 31, 2024

	At March 31,	At December 31,
	2025	2024
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$57,454	$53,481
Securities available for sale	70,319	71,249
FHLB stock	585	585
Loans held for sale	2,595	1,218
Loans, net	130,240	130,356
Total assets	282,700	278,688
Total deposits	193,684	190,156
Total equity	$77,462	$76,490

Total Assets. Total assets increased $4.0 million to $282.7 million as of March 31, 2025 compared to $278.7 million at December 31, 2024. The increase was driven by an increase in cash and cash equivalents, funded by an increase in demand and NOW checking accounts.

Cash and cash equivalents. Cash and cash equivalents increased $4.0 million to $57.5 million as of March 31, 2025, from $53.5 million at December 31, 2024. The increase in cash was driven by an increase in the demand and NOW checking accounts. During the quarter ended March 31, 2025, the Bank received a large deposit into a customer account that is expected to be partially withdrawn prior to the end of the year. Currently, the Bank holds a majority of the cash on hand at the Federal Reserve Bank of Chicago, earning 4.40%, to keep the funds available for increasing loan demand. Management continues to actively monitor our liquidity position on a daily basis and maintain levels of liquid assets deemed adequate.

Securities Available for Sale. Securities available-for-sale decreased to $70.3 million as of March 31, 2025, compared to $71.2 million at December 31, 2024. There were no purchases or sales of securities available-for-sale during the quarter ended March 31, 2025. During the quarter ended March 31, 2025, the Bank received principal payments of $1.3 million, had maturities of $1.0 million, had net premium amortization and discount accretion of $121,000 and had a decrease in the unrealized loss on the portfolio of $1.5 million.

As of March 31, 2025, the securities available for sale portfolio included an unrealized loss position of $10.5 million, or 13.0% of the total book value of the portfolio. Management monitors the portfolio for credit losses and believes that the decline in value does not presently represent realized losses and is due to market volatility and increased market interest rates. While the Bank does not currently intend to sell securities in a loss position, management may consider the opportunity to reposition the investment securities portfolio in the future.

Loans held for sale. Our loans held for sale increased $1.4 million to $2.6 million at March 31, 2025 compared to $1.2 million at December 31, 2024. The increase was primarily due to timing of originations and sales. The Bank originated $1.2 million of loans held for sale on March 31, 2025, which were subsequently sold on April 8, 2025. During the quarter ended March 31, 2025, the Bank originated $11.3 million in loans held for sale.

Loans, net. Our loans, net, decreased by $116,000 to $130.2 million at March 31, 2025 compared to $130.4 million at December 31, 2024. The Bank originated $6.0 million in loans to be held in the portfolio during the quarter ended March 31, 2025 and had loan principal payments and payoffs of $6.0 million. In an effort to continue to grow loan originations, the Bank hired one additional mortgage loan originator during the quarter ended March 31, 2025 and has hired another mortgage loan originator that started in April 2025.

As of March 31, 2025, the allowance for credit losses on loans (“ACL”) totaled $1.2 million, a decrease of $45,000 compared to December 31, 2024. The decrease in the ACL is driven by a reduction in proxy rates and positive economic factors such as a lower inflation rate and stable unemployment rates. As of March 31, 2025, there were two loans individually assessed, of which neither had credit losses identified. As of March 31, 2025, the Bank had one non-accrual loan and three loans past due greater than 30 days. The Bank actively monitors the loan portfolio for signs of weakening credit quality, noting as of March 31, 2025 the portfolio remains of high quality with limited credit concerns.

Deposits. Total deposits increased $3.5 million to $193.7 million at March 31, 2025 compared to $190.2 million at December 31, 2024. As mentioned earlier, the increase in deposits was driven by one large deposit into a customer account, totaling $3.0 million. The Bank is actively working with the customer to retain the funds. Management continues to actively monitor the deposit balances and interest rates offered to maintain an adequate level of liquidity.

Total Equity. Total equity increased $1.0 million to $77.5 million at March 31, 2025. The increase is primarily due to a decrease in the unrealized loss position on the securities available-for-sale portfolio during the quarter ended March 31, 2025 and partially offset by the net loss.

Asset Quality

The following table sets forth certain information with respect to our nonperforming assets. The increase in non-accrual loans from December 31, 2024 to March 31, 2025 was the result of one loan moving to non-accrual during the period.

	At March 31,	At December 31,
	2025	2024
	(Dollars in thousands)
Nonaccrual loans	$263	$—
Loans 90+ days past due and accruing	—	—
Total non-performing loans	263	—
Other real estate owned, net	—	—
Total non-performing assets	$263	$—

Asset Quality Ratios: (1)
Non-accrual loans as a percent of total loans outstanding	0.20%	—%
Non-performing assets as a percent of total assets	0.09%	—%
Allowance for credit losses on loans as a percent of total loans outstanding	0.88%	0.92%
Allowance for credit losses on loans as a percent of non-performing loans(2)	439.54%	—%
Net charge-offs (recoveries) to average loans receivable	—%	—%

(1)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
(2)	Non-performing loans consist of non-accrual loans and loans that are 90 or more days past due and still accruing.

The allowance for credit losses on loans as a percentage of total loans was 0.88% and 0.92% as of March 31, 2025 and December 31, 2024, respectively.

Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Chicago and a $10.0 million unsecured Fed Funds line of credit with BMO Harris Bank. At March 31, 2025, we had one outstanding advance from the FHLB of Chicago totaling $5.0 million and had the capacity to borrow approximately $74.1 million additional from the FHLB of Chicago. Additionally, we had no outstanding balance under our $10.0 million federal funds line of credit with BMO Harris Bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was $(2.7) million and $92,000 for the three months ended March 31, 2025 and 2024, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $2.4 million and $(5.0) million for the three months ended March 31, 2025 and 2024, respectively, with the decrease in cash used in 2025 driven by a decrease in the the loan portfolio. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts was $4.2 million and $9.9 million for the three months ended March 31, 2025 and 2024, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from March 31, 2025, totaled $65.2 million. Based on our deposit retention experience and current pricing strategy we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

As of March 31, 2025, the Bank was well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2020, the Bank elected to begin using the CBLR. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9%, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. North Shore Trust and Savings’ Tier 1 capital to Average Assets was 23.11% and 23.53% at March 31, 2025 and December 31, 2024, respectively.

Commitments. At March 31, 2025, we had $1.7 million of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $9.5 million at March 31, 2025. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at March 31, 2025.

	Total Amounts Committed at	Amount of Commitment Expiration – Per Period
	March 31, 2025	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Unused line of credit	$9,464	$835	$369	$751	$7,509
Commitments to originate loans	1,658	1,658	—	—	—
Total commitments	$11,122	$2,493	$369	$751	$7,509

Cash Obligations. The following table summarizes our cash obligations at March 31, 2025.

	Total at	Payments Due By Period
	March 31, 2025	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Time deposits	$91,693	$65,200	$16,509	$9,984	$—
FHLB advances	5,000	5,000	—	—	—
Total contractual obligations	$96,693	$70,200	$16,509	$9,984	$—

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

On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and (2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company will adopt this ASU, and does not expect the amendments to have a material impact to the annual financial statements of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases made during the quarter ended March 31, 2025.

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

NSTS BANCORP, INC.

Dated: May 14, 2025	By:	/s/ Stephen G. Lear
Stephen G. Lear
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2025	By:	/s/ Carissa H. Schoolcraft
Carissa H. Schoolcraft
Chief Financial Officer
(Principal Financial and Accounting Officer)