Form 10-Q
period 2025-09-30
NSTS Bancorp, Inc.
filed 2025-11-13
CIK 1881592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, the Registrant had 5,239,038 shares of its common stock outstanding.

NSTS Bancorp, Inc.

Form 10Q

Part I. Financial Information

Item 1. Consolidated Financial Statements

NSTS BANCORP, INC.

Consolidated Balance Sheets

	September 30, 2025
	(unaudited)	December 31, 2024
	(Dollars in thousands)
Assets:
Cash and due from banks	$919	$1,223
Interest-bearing bank deposits	33,216	52,258
Cash and cash equivalents	34,135	53,481
Time deposits with other financial institutions	1,245	1,494
Securities available for sale	79,561	71,249
Federal Home Loan Bank stock (FHLB)	605	585
Loans held for sale	2,100	1,218
Loans, net of unearned income	134,197	131,557
Allowance for credit losses on loans	(1,260)	(1,201)
Loans, net	132,937	130,356
Premises and equipment, net	5,180	5,311
Accrued interest receivable	915	870
Bank-owned life insurance (BOLI)	9,834	9,661
Other assets	3,330	4,463
Total assets	$269,842	$278,688
Liabilities:
Deposits:
Noninterest bearing	$11,501	$11,896
Interest-bearing
Demand and NOW checking	14,002	14,930
Money market	26,734	28,967
Savings	38,760	41,544
Time deposits over $250,000	25,391	21,990
Other time deposits	69,679	70,829
Total deposits	186,067	190,156
Escrow deposits	1,240	1,739
Other borrowings	—	5,000
Accrued expenses and other liabilities	3,596	5,303
Total liabilities	$190,903	$202,198
Stockholders' equity:
Common Stock	56	56
Treasury Stock, at cost	(3,348)	(3,240)
Additional paid-in capital	52,220	51,684
Retained earnings	39,745	40,266
Unallocated common shares held by ESOP	(3,511)	(3,670)
Accumulated other comprehensive loss, net	(6,223)	(8,606)
Total stockholders' equity	78,939	76,490
Total liabilities and stockholders' equity	$269,842	$278,688

	September 30, 2025	December 31, 2024
	Common Stock	Common Stock
Par value	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares issued	5,599,859	5,601,859
Shares outstanding	5,239,038	5,249,826
Treasury shares	360,821	352,033

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Operations (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Interest income:
Loans, including fees	$1,971	$1,797	$5,564	$4,993
Securities
Taxable	352	370	1,042	1,175
Tax-exempt	60	60	181	184
Federal funds sold and other	418	409	1,448	1,183
Time deposits with other financial institutions	15	14	51	65
FHLB Stock	9	10	27	28
Total interest income	2,825	2,660	8,313	7,628
Interest expense:
Deposits	879	769	2,615	2,123
Other borrowings	—	61	113	182
Total interest expense	879	830	2,728	2,305
Net interest income	1,946	1,830	5,585	5,323
(Reversal of) Provision for credit losses	(50)	20	(30)	142
Net interest income after (reversal of) provision for credit losses	1,996	1,810	5,615	5,181
Noninterest income:
Gain on sale of mortgage loans	393	268	1,089	695
Rental income on office building	16	16	48	48
Service charges on deposits	66	67	189	192
Increase in cash surrender value of BOLI	60	56	173	162
Other non-interest income	29	16	134	139
Total noninterest income	564	423	1,633	1,236
Noninterest expense:
Salaries and employee benefits	1,565	1,483	4,740	4,325
Equipment and occupancy	209	190	643	602
Data processing	243	212	698	624
Professional services	98	115	414	398
Advertising	32	60	113	235
Supervisory fees and assessments	38	36	118	107
Loan expenses	68	53	239	148
Deposit expenses	62	63	237	175
Director fees	56	56	155	160
Other non-interest expense	124	136	412	386
Total noninterest expense	2,495	2,404	7,769	7,160
Income (loss) before income taxes	65	(171)	(521)	(743)
Income tax expense	—	—	—	—
Net income (loss)	$65	$(171)	$(521)	$(743)
Basic income (loss) per share	$0.01	$(0.03)	$(0.11)	$(0.15)
Diluted income (loss) per share	$0.01	$(0.03)	$(0.11)	$(0.15)
Weighted average shares outstanding - basic	4,884,404	4,908,504	4,884,991	4,921,445
Weighted average shares outstanding - diluted	4,909,533	4,908,504	4,884,991	4,921,445

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For the three months ended September 30,
	2025	2024
	(Dollars in thousands)
Net income (loss)	$65	$(171)
Unrealized net holding gain (loss) on securities
Unrealized net holding gain (loss) on securities arising during period	1,126	2,943
Tax effect	(321)	(838)
Other comprehensive income, net of taxes	805	2,105
Comprehensive income	$870	$1,934

	For the nine months ended September 30,
	2025	2024
	(Dollars in thousands)
Net loss	$(521)	$(743)
Unrealized net holding gain (loss) on securities
Unrealized net holding gain (loss) on securities arising during period	3,332	1,952
Tax effect	(949)	(556)
Other comprehensive income, net of taxes	2,383	1,396
Comprehensive income	$1,862	$653

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Shares	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained earnings	Accumulated other comprehensive loss	Unallocated Common Shares Held by ESOP	Total
		(Dollars in thousands)
		Quarter ended September 30, 2024
Balance at June 30, 2024	5,295,459	$56	$(2,571)	$51,240	$40,483	$(8,932)	$(3,776)	$76,500
Net loss	—	—	—	—	(171)	—	—	(171)
ESOP shares committed to be released	—	—	—	(1)	—	—	53	52
Purchase of treasury stock from stock repurchase program	(43,446)	—	(427)	—	—	—	—	(427)
Reissuance of treasury stock for options exercised	23,000	—	206	9	—	—	—	215
Compensation cost for stock options and restricted stock	—	—	—	162	—	—	—	162
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	2,105	—	2,105
Balance at September 30, 2024	5,275,013	$56	$(2,792)	$51,410	$40,312	$(6,827)	$(3,723)	$78,436
		Quarter ended September 30, 2025
Balance at June 30, 2025	5,239,038	$56	$(3,348)	$52,037	$39,680	$(7,028)	$(3,564)	$77,833
Net income	—	—	—	—	65	—	—	65
ESOP shares committed to be released	—	—	—	10	—	—	53	63
Compensation cost for stock options and restricted stock	—	—	—	173	—	—	—	173
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	805	—	805
Balance at September 30, 2025	5,239,038	$56	$(3,348)	$52,220	$39,745	$(6,223)	$(3,511)	$78,939

See accompanying notes to consolidated unaudited financial statements

	Common Shares	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained earnings	Accumulated other comprehensive loss	Unallocated Common Shares Held by ESOP	Total
		(Dollars in thousands)
		Nine months ended September 30, 2024
Balance at December 31, 2023	5,315,261	$56	$(2,381)	$50,920	$41,055	$(8,223)	$(3,882)	$77,545
Net loss	—	—	—	—	(743)	—	—	(743)
ESOP shares committed to be released	—	—	—	(5)	—	—	159	154
Purchase of treasury stock from stock repurchase program	(51,845)	—	(508)	—	—	—	—	(508)
Purchase of treasury stock from taxes withheld on net share settlement of restricted stock awards	(11,403)	—	(109)	—	—	—	—	(109)
Reissuance of treasury stock for stock options exercised	23,000	—	206	9	—	—	—	215
Compensation cost for stock options and restricted stock	—	—	—	486	—	—	—	486
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	1,396	—	1,396
Balance at September 30, 2024	5,275,013	$56	(2,792)	$51,410	$40,312	$(6,827)	$(3,723)	$78,436
		Nine months ended September 30, 2025
Balance at December 31, 2024	5,249,826	$56	$(3,240)	$51,684	$40,266	$(8,606)	$(3,670)	$76,490
Net loss	—	—	—	—	(521)	—	—	(521)
ESOP shares committed to be released	—	—	—	32	—	—	159	191
Forfeiture of stock options and restricted stock	(2,000)	—	—	(8)	—	—	—	(8)
Purchase of treasury stock from taxes withheld on net share settlement of restricted stock awards	(8,788)	—	(108)	—	—	—	—	(108)
Compensation cost for stock options and restricted stock	—	—	—	512	—	—	—	512
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	2,383	—	2,383
Balance at September 30, 2025	5,239,038	$56	$(3,348)	$52,220	$39,745	$(6,223)	$(3,511)	$78,939

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended September 30,
	2025	2024
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(521)	$(743)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	227	219
Securities amortization and accretion, net	359	393
Loans originated for sale	(55,438)	(33,617)
Proceeds from sales of loans held for sale	58,389	34,042
Gain on sale of mortgage loans	(1,089)	(695)
(Reversal of) provision for credit losses	(30)	142
Earnings on bank owned life insurance	(173)	(162)
ESOP expense	191	154
Stock based compensation	504	486
Change in deferred income taxes	949	556
Net change in accrued interest receivable and other assets	(810)	(873)
Net change in accrued expenses and other liabilities	(1,717)	172
Net cash provided by operating activities	841	74
Cash flows from investing activities:
Net change in portfolio loans	(5,285)	(15,753)
Principal repayments on mortgage-backed securities	4,431	4,154
Purchases of securities available for sale	(10,850)	—
Maturities and calls of securities available for sale	1,080	4,300
Purchase of Federal Home Loan Bank stock	(20)	(35)
Net change in time deposits with other financial institutions	249	497
Purchases of premises and equipment, net	(96)	(184)
Net cash used in investing activities	(10,491)	(7,021)
Cash flows from financing activities:
Net change in deposits	(4,089)	11,061
Net change in escrow deposits	(499)	(508)
Repayment of FHLB Advance	(5,000)	—
Purchase of treasury shares (None and 51,845 shares for the nine months ended September 30, 2025 and 2024, respectively)	—	(508)
Purchase of treasury stock from taxes withheld on stock awards	(108)	(109)
Proceeds from exercise of stock options	—	215
Net cash (used in) provided by financing activities	(9,696)	10,151
Net change in cash and cash equivalents	(19,346)	3,204
Cash and cash equivalents at beginning of period	53,481	31,388
Cash and cash equivalents at end of period	$34,135	$34,592
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,752	$2,320
Loans transferred to held for sale from portfolio, net	2,744	2,470

See accompanying notes to consolidated unaudited financial statements

Notes to the Unaudited Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three and nine month periods ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may vary from those estimates. Material estimates that could significantly change in the near-term include the adequacy of the allowance for credit losses, determination of the valuation allowance on deferred tax assets and the valuation of investment securities and the related tax effect. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2025. Certain amounts in prior year financial statements have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40).” The pronouncement requires public entities to disclose additional information about specific expense categories in the notes to the financial statements. The guidance is effective for public business entities for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing ASU 2024-03 and its impact on its Consolidated Financial Statements and disclosures, and does not expect the amendments to have a material impact to the annual financial statements of the Company.

Note 2: Securities Available for Sale

The amortized cost and estimated fair value of debt securities at September 30, 2025 and December 31, 2024, by contractual maturity, are shown below. The accrued interest receivable for securities available for sale was $292,000 and $278,000 on September 30, 2025 and December 31, 2024, respectively. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties, therefore, these securities have been included in the below table based on average remaining life.

September 30, 2025	U.S. Treasury notes	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
	(Dollars in thousands)
1 year or less	$—	$—	$79	$—	$717	$796
1 to 5 years	7,077	6,366	1,322	8,235	17,849	40,849
5 to 10 years	—	2,150	3,206	15,716	6,841	27,913
After 10 years	—	—	7,323	578	2,102	10,003
Fair value	7,077	8,516	11,930	24,529	27,509	79,561
Gross unrealized gains	1	—	—	—	—	1
Gross unrealized losses	(3)	(748)	(2,056)	(3,185)	(2,714)	(8,706)
Amortized cost	$7,079	$9,264	$13,986	$27,714	$30,223	$88,266

December 31, 2024	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
	(Dollars in thousands)
1 year or less	$1,000	$—	$—	$—	$1,000
1 to 5 years	3,047	1,452	8,971	15,086	28,556
5 to 10 years	4,610	2,401	15,794	7,786	30,591
After 10 years	—	7,883	1,150	2,069	11,102
Fair value	8,657	11,736	25,915	24,941	71,249
Gross unrealized gains	—	—	—	—	—
Gross unrealized losses	(1,062)	(2,367)	(4,766)	(3,842)	(12,037)
Amortized cost	$9,719	$14,103	$30,681	$28,783	$83,286

As of September 30, 2025, and December 31, 2024, no securities were pledged to secure public deposits or for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less than 12 Months		12 Months or Longer		Total
	(Dollars in thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2025
U.S. Treasury notes	$4,501	$3	$—	$—	$4,501	$3
U.S. government agency obligations	—	—	7,516	748	7,516	748
Municipal obligations	—	—	11,930	2,056	11,930	2,056
Mortgage-backed residential obligations	—	—	24,529	3,185	24,529	3,185
Collateralized mortgage obligations	2,613	22	24,896	2,692	27,509	2,714
Total	$7,114	$25	$68,871	$8,681	$75,985	$8,706
December 31, 2024
U.S. government agency obligations	$—	$—	$8,657	$1,062	$8,657	$1,062
Municipal obligations	467	28	11,269	2,339	11,736	2,367
Mortgage-backed residential obligations	—	—	25,915	4,766	25,915	4,766
Collateralized mortgage obligations	—	—	24,941	3,842	24,941	3,842
Total	$467	$28	$70,782	$12,009	$71,249	$12,037

At September 30, 2025 and December 31, 2024, many of the investment securities were in unrealized loss positions. There were no securities with identified credit losses at September 30, 2025 and December 31, 2024, respectively. Unrealized losses have not been recognized into income because, based on management's evaluation, the decline in fair value is largely due to increased market rates, temporary market conditions and trading spreads, and, as such, are considered to be temporary by the Bank. In addition, management has the intent and ability to hold the securities until they mature or they recover their carrying values.

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

The Bank holds two classifications of municipal bonds, general obligation bonds and revenue bonds. General obligation bonds are backed by the general revenue of the issuing municipality, while revenue bonds are supported by a specific revenue source. All general obligation and revenue bonds have a bond rating of investment grade by Standard and Poor's or Moody's Investor Services or are not rated. There have been no declines in investment grades on bonds in a loss position and, as of  September 30, 2025, all municipal bonds are paying as agreed.

There were no sales of securities available-for-sale during the nine months ended September 30, 2025 and 2024.

Note 3: Loans and allowance for credit losses

A summary of loans by major category as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
First mortgage loans
1-4 family residential	$121,443	$119,409
Multi-family	3,272	3,368
Commercial	4,318	4,197
Construction	4,518	3,651
Total first mortgage loans	133,551	130,625
Consumer loans	284	282
Total loans	133,835	130,907
Net deferred loan costs	362	650
Allowance for credit losses on loans	(1,260)	(1,201)
Total loans, net	$132,937	$130,356

First mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of these loans totaled $21.0 million and $13.9 million at September 30, 2025 and December 31, 2024, respectively. Custodial escrow balances maintained in connection with the loans serviced were $231,000 and $236,000 at September 30, 2025 and December 31, 2024, respectively.

The accrued interest receivable for loans, net, was $582,000 and $560,000 for September 30, 2025 and December 31, 2024, respectively

In the normal course of business, loans are made by the Bank to directors and officers of the Company and the Bank (related parties). The terms of these loans, including interest rate and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectability. At  September 30, 2025 and December 31, 2024, such borrowers were indebted to the Bank in the aggregate amount of $570,000 and $587,000, respectively.

The following tables present the activity in the allowance for credit losses ("ACL") for the three and nine months ended September 30, 2025 and 2024:

	September 30, 2025
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$1,056	$37	$44	$61	$2	$1,200
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	99	99
Net recoveries (charge-offs)	—	—	—	—	99	99
Provision for (release of) credit losses	47	2	—	10	(98)	(39)
Ending balance	$1,103	$39	$44	$71	$3	$1,260

	September 30, 2025
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Nine months ended
Beginning balance	$1,056	$37	$41	$65	$2	$1,201
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	99	99
Net recoveries (charge-offs)	—	—	—	—	99	99
Provision for (release of) credit losses	47	2	3	6	(98)	(40)
Ending balance	$1,103	$39	$44	$71	$3	$1,260

	September 30, 2024
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$1,165	$36	$41	$24	$1	$1,267
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
(Release of) provision for credit losses	(1)	3	1	—	1	4
Ending balance	$1,164	$39	$42	$24	$2	$1,271

	September 30, 2024
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Nine months ended
Beginning balance	$1,094	$40	$37	$4	$1	$1,176
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
Provision for (release of) credit losses	70	(1)	5	20	1	95
Ending balance	$1,164	$39	$42	$24	$2	$1,271

The ACL on loans excludes $69,000 and $60,000 of allowance for off-balance sheet exposures as of September 30, 2025 and 2024, respectively, recorded within Other Liabilities on the Consolidated Balance Sheets. Off-balance sheet exposures consist of unused lines of credit, the unused portion of construction loans and commitments to originate loans. The net provision for credit losses for the three and nine months ended September 30, 2025 in the table above excludes a (reversal of) and a provision for credit losses of $(11,000) and $10,000, respectively, related to off balance sheet exposures. The net provision for credit losses for the three and nine months ended September 30, 2024 in the table above excludes a provision for credit losses of $16,000 and $47,000, respectively, related to off balance sheet exposures.

As of September 30, 2025, there were two collateral dependent loan totaling $285,000 in the one to four-family residential loan segment. These loans are collateralized by residential real estate and have no ACL as of September 30, 2025. There were no other collateral dependent loans as of September 30, 2025. There were no collateral dependent loans as of December 31, 2024.

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

The following tables present the credit risk profile of the Company's loan portfolio based on risk rating category and year of origination as of September 30, 2025 and  December 31, 2024.

	As of September 30, 2025
	Term loans amortized cost basis by origination year
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$15,330	$14,001	$18,969	$11,280	$16,631	$39,104	$5,843	$—	$121,158
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	263	—	—	—	22	—	—	285
Total 1-4 family residential	15,330	14,264	18,969	11,280	16,631	39,126	5,843	—	121,443
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Multi-family
Pass	—	509	—	—	223	2,540	—	—	$3,272
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total multi-family	—	509	—	—	223	2,540	—	—	3,272
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	—	—	169	—	93	2,898	1,158	—	$4,318
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total commercial	—	—	169	—	93	2,898	1,158	—	4,318
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	933	3,493	92	—	—	—	—	—	$4,518
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total construction	933	3,493	92	—	—	—	—	—	4,518
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Pass	125	54	54	44	5	2	—	—	$284
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total consumer	125	54	54	44	5	2	—	—	284
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Total
Pass	16,388	18,057	19,284	11,324	16,952	44,544	7,001	—	133,550
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	263	—	—	—	22	—	—	285
Total	16,388	18,320	19,284	11,324	16,952	44,566	7,001	—	133,835
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—

	As of December 31, 2024
	Term loans amortized cost basis by origination year
	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$20,577	$20,986	$12,421	$18,074	$43,245	$4,106	$—	$119,409
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total 1-4 family residential	20,577	20,986	12,421	18,074	43,245	4,106	—	119,409
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	515	—	—	230	2,623	—	—	3,368
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multi-family	515	—	—	230	2,623	—	—	3,368
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial
Pass	148	301	—	96	3,158	494	—	4,197
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total commercial	148	301	—	96	3,158	494	—	4,197
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Construction
Pass	3,134	517	—	—	—	—	—	3,651
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction	3,134	517	—	—	—	—	—	3,651
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Consumer
Pass	127	77	58	18	2	—	—	282
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	127	77	58	18	2	—	—	282
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total
Pass	24,501	21,881	12,479	18,418	49,028	4,600	—	130,907
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	24,501	21,881	12,479	18,418	49,028	4,600	—	130,907
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—

The aging of the Bank’s loan portfolio as of September 30, 2025 and December 31, 2024, is as follows:

	31-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loan Balance
	(Dollars in thousands)
September 30, 2025
1-4 family residential	$179	$—	$285	$464	$120,979	$121,443
Multi-family	—	—	—	—	3,272	3,272
Commercial	—	—	—	—	4,318	4,318
Construction	—	—	—	—	4,518	4,518
Consumer	—	—	—	—	284	284
Total	$179	$—	$285	$464	$133,371	$133,835

December 31, 2024
1-4 family residential	$371	$—	$—	$371	$119,038	$119,409
Multi-family	—	—	—	—	3,368	3,368
Commercial	—	—	—	—	4,197	4,197
Construction	—	—	—	—	3,651	3,651
Consumer	—	—	—	—	282	282
Total	$371	$—	$—	$371	$130,536	$130,907

The following table presents the amortized cost basis of loans on nonaccrual status recorded at September 30, 2025,  December 31, 2024 and January 1, 2024. There was no interest recognized on non-accrual loans for the nine months ended September 30, 2025 and 2024.

	September 30, 2025		December 31, 2024		January 1, 2024
	Nonaccrual with no Allowance for Credit Losses	Total Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Total Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Total Nonaccrual
(Dollars in thousands)
First mortgage loans
1-4 family residential	$285	$285	$—	$—	$200	$200
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total loans	$285	$285	$—	$—	$200	$200

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans. There were no modifications on loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2025 and 2024.

Note 4: Deposits

As of September 30, 2025 the scheduled maturities of time deposits are as follows:

For the 12 months ended
September 30,	Amount
(Dollars in thousands)
2026	$70,358
2027	8,365
2028	7,579
2029	6,349
2030 and beyond	2,419
Total	$95,070

In the normal course of business, deposit accounts are held by directors and executive officers of the Company and the Bank (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At September 30, 2025 and December 31, 2024, total deposits held by directors and officers of the Company and the Bank were $1.2 million and $1.1 million, respectively.

Note 5: Other Borrowings

There were no additional borrowings made during the nine months ended September 30, 2025 and 2024. In June 2025, the Company repaid the $5.0 million advance from FHLB Chicago. There was no outstanding borrowed funds at September 30, 2025.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
FHLB of Chicago advances and other borrowings:
Average balance outstanding	$—	$5,000	$3,114	$5,000
Maximum amount outstanding at any month-end during the period	—	5,000	5,000	5,000
Average interest rate during the period	N/A	4.9%	4.8%	4.9%

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Balance outstanding at end of period	—	5,000
Weighted average interest rate at end of period	N/A	4.8%

The eligible borrowings are collateralized by $104.4 million and $103.8 million of first mortgage loans under a blanket lien arrangement at September 30, 2025 and December 31, 2024, respectively.

The following table shows the outstanding advances, additional borrowing capacity and total borrowing capacity from the FHLB Chicago at the dates presented.

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Outstanding advances	$—	$5,000
Additional borrowing capacity	78,528	73,094
Total borrowing capacity	$78,528	$78,094

Additionally, at September 30, 2025 and December 31, 2024, we had a $10.0 million federal funds line of credit with BMO Harris Bank, none of which was drawn at September 30, 2025 and December 31, 2024.

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at September 30, 2025 or December 31, 2024.

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

The following table presents the Bank’s assets that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2025
Securities available-for-sale
U.S. Treasury notes	$7,077	$7,077	$—	$—
U.S. government agency obligations	8,516	—	8,516	—
Municipal obligations	11,930	—	11,930	—
Mortgage-backed residential obligations	24,529	—	24,529	—
Collateralized mortgage obligations	27,509	—	27,509	—
Total	$79,561	$7,077	$72,484	$—

December 31, 2024
Securities available-for-sale
U.S. government agency obligations	$8,657	$—	$8,657	$—
Municipal obligations	11,736	—	11,736	—
Mortgage-backed residential obligations	25,915	—	25,915	—
Collateralized mortgage obligations	24,941	—	24,941	—
Total	$71,249	$—	$71,249	$—

The Bank may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There were no assets measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
September 30, 2025
Financial assets:
Loans, net	$132,937	$—	$—	$123,965	$123,965
Loans held for sale	2,100	—	2,142	—	2,142
Financial liabilities:
Interest-bearing deposits	$174,566	$—	$175,030	$—	$175,030

December 31, 2024
Financial assets:
Loans, net	$130,356	$—	$—	$124,084	$124,084
Loans held for sale	1,218	—	1,242	—	1,242
Financial liabilities:
Interest-bearing deposits	$178,260	$—	$178,872	$—	$178,872
Other Borrowings	5,000	—	4,999	—	4,999

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

As of September 30, 2025 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category. On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9% subject to a limited two quarter grace period, during which the leverage ratio cannot drop 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. The Bank elected to begin using CBLR for the first quarter of 2020. Management believes, as of September 30, 2025, that the Bank met all capital adequacy requirements to which it was subject.

The Bank’s actual capital amounts and ratios as of September 30, 2025 and December 31, 2024, are presented below:

			Minimum Required to be
	Actual		Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio
As of September 30, 2025	(Dollars in thousands)
Tier 1 capital (to Average Assets)	$65,679	24.11%	$24,517	>9%
As of December 31, 2024
Tier 1 capital (to Average Assets)	$64,634	23.53%	$24,722	>9%

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

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At September 30, 2025 and December 31, 2024, unused lines of credit and outstanding commitments to originate loans were as follows:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Unused line of credit	$10,090	$8,950
Commitments to originate loans	1,934	1,109
Total commitments	$12,024	$10,059

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

There were no securities or other contracts that had a dilutive effect for the nine months ended September 30, 2025 and 2024, and the three months ended September 30, 2024, and therefore the weighted average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for EPS calculations.

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(Income in thousands)		(Income in thousands)
Net income (loss) applicable to common shares	$65	$(171)	$(521)	$(743)

Average number of common shares outstanding	5,239,038	5,284,380	5,244,878	5,302,574
Less: Average unallocated ESOP shares	354,634	375,876	359,887	381,129
Average number of common shares outstanding used to calculate basic income (loss) per common share	4,884,404	4,908,504	4,884,991	4,921,445
Diluted effect of stock options	25,129	—	—	—
Diluted average shares outstanding	4,909,533	4,908,504	4,884,991	4,921,445
Income (Loss) per common share basic	$0.01	$(0.03)	$(0.11)	$(0.15)
Income (Loss) per common share diluted	$0.01	$(0.03)	$(0.11)	$(0.15)

All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS. The Company excluded anti-dilutive share option awards from the computation of diluted earnings per share.

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

There were no contributions to the ESOP during the first nine months of 2025, as the annual loan payment will be made during the fourth quarter. Expense recorded was $63,000 and $52,000 for the three months ended September 30, 2025 and 2024, respectively, and is recognized over the service period. Expense recorded was $191,000 and $154,000 for the nine months ended September 30, 2025 and 2024, respectively, and is recognized over the service period.

Shares held by the ESOP were as follows:

	As of September 30,
	2025	2024
	(Dollars in thousands)
Shares allocated	64,844	43,624
Shares committed for allocation	15,915	15,885
Shares distributed to plan participants	(3,625)	—
Unallocated	351,077	372,327
Total ESOP shares	428,211	431,836

Fair value of unearned shares as of September 30, 2025 and 2024, respectively	$4,051	$3,854

Fair value of unearned shares is based on a stock price of $11.54 and $10.35 as of September 30, 2025 and 2024, respectively.

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

Stock options granted under the 2023 Equity Plan generally vest in equal annual installments over a service period of five years beginning on the date of grant. The vesting of the options accelerates upon death, disability or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. As of September 30, 2025, the Company has 26,296 shares available for future grants of stock options under the 2023 Equity Plan.

The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to first draw on treasury stock as the source for shares.

The following is a summary of the Company's stock option activity and related information for the periods presented.

Stock Option	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at June 30, 2024	465,500	$9.36
Granted	—	—
Exercised	23,000	9.36
Forfeited	—	—
Outstanding at September 30, 2024	442,500	$9.36	$438
Exercisable - End of Period	88,500	9.36	88

Outstanding at June 30, 2025	490,500	$9.59
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2025	490,500	$9.59	$956
Exercisable - End of Period	186,800	9.36	407

Stock Option	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2023	465,500	$9.36
Granted	—	—
Exercised	23,000	9.36
Forfeited	—	—
Outstanding at September 30, 2024	442,500	$9.36	$438
Exercisable - End of Period	88,500	9.36	88

Outstanding at December 31, 2024	500,500	$9.59
Granted	—	—
Exercised	—	—
Forfeited	10,000	9.36
Outstanding at September 30, 2025	490,500	$9.59	$956
Exercisable - End of Period	186,800	9.36	407

(1) Dollars in thousands. The aggregate intrinsic value of outstanding and exercisable options at September 30, 2025 and 2024 were calculated based on the closing market price of the Company's common stock of  September 30, 2025 and 2024 of $11.54 and $10.35, respectively, per share less the exercise price.

Expected future expense relating to the non-vested options outstanding as of September 30, 2025 is $1.0 million over a weighted average period of 2.9 years. As of September 30, 2025, the Company had 490,500 in outstanding stock options with a weighted average remaining life of 7.9 years outstanding.

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

As of September 30, 2025, the Company has 14,018 shares of restricted stock available for future grants under the 2023 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of and for the periods presented.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Non-vested balance as of June 30, 2024	142,400	$9.36
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested balance as of September 30, 2024	142,400	$9.36

Non-vested balance as of June 30, 2025	116,480	$9.63
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested balance as of September 30, 2025	116,480	$9.63

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Non-vested balance as of December 31, 2023	178,000	$9.36
Granted	—	—
Vested	35,600	9.36
Forfeited	—	—
Non-vested balance as of September 30, 2024	142,400	$9.36

Non-vested balance as of December 31, 2024	151,740	$9.57
Granted	—	—
Vested	33,260	9.36
Forfeited	2,000	9.36
Non-vested balance as of September 30, 2025	116,480	$9.63

Expected future expense related to the non-vested restricted shares outstanding as of period end is $1.0 million over a weighted average period of 2.9 years.

The following table presents the stock based compensation expense for the periods presented.

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Stock option expense	$86	$79	$246	$236
Restricted stock expense	87	83	258	250
Total stock based compensation expense	$173	$162	$504	$486

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of our financial performance through a discussion of our financial condition as of September 30, 2025 and as compared to our financial condition as of December 31, 2024, and our results of operations for the three and nine months ended September 30, 2025 and 2024. This section should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

North Shore Trust and Savings

North Shore Trust and Savings, a federally-chartered stock savings institution, was established in 1921 as North Shore Building and Loan, an Illinois-chartered institution. The Bank is a wholly owned subsidiary of NSTS Bancorp, Inc., and operates as a traditional savings institution focused primarily on serving the banking needs of customers in our market area of Lake County, Illinois and adjacent communities. We operate from our headquarters and main banking office in Waukegan, Illinois, as well as two additional full-service branch offices located in Waukegan and Lindenhurst, Illinois. We also have three loan production offices in Chicago, Aurora and Plainfield, Illinois. Our primary business activity is attracting deposits from the general public and using those funds to originate one- to four-family residential mortgage loans and purchase investments. We are subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”).

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated unaudited interim financial statements for the three and nine months ended September 30, 2025 and 2024, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates.

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

	For the Three Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$138,703	$1,971	5.68%	$135,302	$1,797	5.31%
Federal funds sold and interest-bearing deposits in other banks	40,531	418	4.13%	35,353	409	4.63%
Time deposits with other financial institutions	1,345	15	4.46%	1,291	14	4.34%
Securities available for sale	71,643	412	2.30%	74,547	430	2.31%
FHLB stock	605	9	5.95%	585	10	6.84%
Total interest-earning assets	252,827	$2,825	4.47%	247,078	$2,660	4.31%
Noninterest-earning assets	19,303			19,625
Total assets	$272,130			$266,703
Interest-bearing liabilities:
Interest-bearing demand	$14,299	$2	0.06%	$16,011	$2	0.05%
Money market	27,455	43	0.63%	30,157	49	0.65%
Savings	40,451	15	0.15%	40,885	15	0.15%
Time deposits	94,578	819	3.46%	80,780	703	3.48%
Total interest-bearing deposits	$176,783	$879	1.99%	$167,833	$769	1.83%
Other borrowings	—	0	N/A	5,000	61	4.88%
Total interest-bearing liabilities	176,783	$879	1.99%	172,833	$830	1.92%
Noninterest-bearing liabilities	17,455			16,516
Total liabilities	$194,238			$189,349
Equity	77,892			77,354
Total liabilities and equity	$272,130			$266,703
Net interest income		$1,946			$1,830
Interest rate spread(1)			2.48%			2.39%
Net interest-earning assets(2)	$76,044			$74,245
Net interest margin(3)			3.08%			2.96%
Average interest-earning assets to average-interest bearing liabilities	143.02%			142.96%

(1)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(2)	Equals total interest-earning assets less total interest-bearing liabilities.
(3)	Equals net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$135,865	$5,564	5.46%	$131,801	$4,993	5.05%
Federal funds sold and interest-bearing deposits in other banks	49,230	1,448	3.92%	33,417	1,183	4.72%
Time deposits with other financial institutions	1,444	51	4.71%	1,698	65	5.10%
Securities available for sale	70,657	1,223	2.31%	77,158	1,359	2.35%
FHLB stock	598	27	6.02%	573	28	6.52%
Total interest-earning assets	257,794	$8,313	4.30%	244,647	$7,628	4.16%
Noninterest-earning assets	19,747			19,702
Total assets	$277,541			$264,349
Interest-bearing liabilities:
Interest-bearing demand	$16,119	$6	0.05%	$15,453	$6	0.05%
Money market	28,167	132	0.62%	30,942	148	0.64%
Savings	41,406	46	0.15%	41,378	46	0.15%
Time deposits	93,044	2,431	3.48%	77,480	1,923	3.31%
Total interest-bearing deposits	$178,736	$2,615	1.95%	$165,253	$2,123	1.71%
Other borrowings	3,114	113	4.84%	5,000	182	4.85%
Total interest-bearing liabilities	181,850	$2,728	2.00%	170,253	$2,305	1.81%
Noninterest-bearing liabilities	18,464			17,192
Total liabilities	$200,314			$187,445
Equity	77,227			76,904
Total liabilities and equity	$277,541			$264,349
Net interest income		$5,585			$5,323
Interest rate spread(1)			2.29%			2.35%
Net interest-earning assets(2)	$75,944			$74,394
Net interest margin(3)			2.89%			2.90%
Average interest-earning assets to average-interest bearing liabilities	141.76%			143.70%

(1)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(2)	Equals total interest-earning assets less total interest-bearing liabilities.
(3)	Equals net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE three and nine months ended September 30, 2025 and 2024

General. For the quarter ended September 30, 2025, we had net income of $65,000, compared to a net loss of $171,000 for the quarter ended September 30, 2024. The change is due to an increase in interest and noninterest income, and a reversal of provision for credit losses during the current quarter. These benefits were partially offset by an increase in interest expense and noninterest expenses. For the nine months ended September 30, 2025, we had a net loss of $521,000, compared to a net loss of $743,000 for the nine months ended September 30, 2024. Similarly, the change is due to an increase in interest and noninterest income, and a reversal of provision for credit losses. These benefits were partially offset by an increase in interest expense and noninterest expenses.

Net Interest Income. Net interest income increased $116,000, to $1.9 million for quarter ended September 30, 2025. Our interest rate spread increased to 2.48% for the quarter ended September 30, 2025 from 2.39% for the quarter ended September 30, 2024. Our net interest margin increased to 3.08% for the quarter ended September 30, 2025 compared to 2.96% for the quarter ended September 30, 2024. The increase in interest rate spread and margin is driven by a reduction of higher cost other borrowings. Additionally, the Bank received a loan payoff from a previously charged-off loan, which included $30,000 in interest income.

Average interest-earning assets of $252.8 million for the quarter ended September 30, 2025 increased $5.7 million compared to $247.1 million for the quarter ended September 30, 2024. The increase in average earning assets was driven by an increase in loans and interest-bearing deposits at other banks, funded by an increase in average deposit balances during the period and a reduction in investment securities. The average outstanding balance of loans, net increased to $138.7 million for the quarter ended September 30, 2025, an increase of $3.4 million from $135.3 million for the quarter ended September 30, 2024. Additionally, the average yield earned on those loans outstanding increased 37 basis points to 5.68% for the quarter ended September 30, 2025. This increase is a result of an overall increase in market rates on mortgage loans originated during 2024 and the first half of 2025, and still in our portfolio, the interest paid on a previously charged-off loan, as well as an increased loan demand for specialty portfolio products which are originated at higher interest rates and with additional origination fees.

The cost of interest-bearing liabilities increased 7 basis points for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024. The net increase in our funding costs was primarily due to an increase in the percentage of interest-bearing liabilities held in higher cost accounts, such as time deposit accounts. For the quarter ended September 30, 2025, 53.5% of interest-bearing deposits were time deposits compared to 48.1% for the quarter ended September 30, 2024. This shift is primarily attributable to higher rates offered on time deposits that ran through 2024 and into 2025. Additionally, the bank saw a reduction in average money market and demand accounts during the third quarter 2025 compared to the third quarter of 2024.

Net interest income increased $262,000, to $5.6 million for the nine months ended September 30, 2025 compared to $5.3 million for the nine months ended September 30, 2024. Our interest rate spread decreased to 2.29% for the nine months ended September 30, 2025 from 2.35% for the nine months ended September 30, 2024. Our net interest margin decreased to 2.89% for the nine months ended September 30, 2025 compared to 2.90% for the nine months ended September 30, 2024. The decrease in interest rate spread and margin is driven by an increased average balance of higher earning interest-bearing liabilities, specifically interest-bearing deposits, as a percentage of total assets.

Average interest-earning assets of $257.8 million for the nine months ended September 30, 2025 increased $13.2 million compared to $244.6 million for the nine months ended September 30, 2024. The increase in average earning assets was driven by an increase in loans, net and interest-bearing deposits at other banks, funded by an increase in average deposit balances during the period and a reduction in investment securities. The average outstanding balance of loans, net increased to $135.9 million for the nine months ended September 30, 2025, an increase of $4.1 million from $131.8 million for the nine months ended September 30, 2024. Additionally, the average yield earned on those loans outstanding increased 41 basis points to 5.46% for the nine months ended September 30, 2025. This increase is a result of an overall increase in market rates on mortgage loans originated during 2024 and the first half of 2025 and still in our portfolio, the interest paid on a previously charged-off loan, as well as an increased loan demand for specialty portfolio products which are originated at higher interest rates and with additional origination fees.

The cost of interest-bearing liabilities increased 19 basis points for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The net increase in our funding costs was primarily due to an increase in rates earned on time deposit accounts to remain competitive with the local market. The average yield on time deposits for the nine months ended September 30, 2025 was 3.48%.

Provision for Credit Losses. During the quarter ended September 30, 2025, we recorded a reversal of provision for credit losses of $(50,000) comprised of a $(39,000) reversal of provision for credit losses on loans and $(11,000) reversal of provision for credit losses related to unfunded commitments. During the three months ended September 30, 2024, we recorded a provision for credit losses of $20,000, comprised of $4,000 in provision for credit losses to loans and $16,000 in provision for credit losses related to unfunded commitments, including loans committed for origination. During the three months ended September 30, 2025, the Bank received a payoff on a loan previously charged-off totaling $99,000, resulting in a recovery to the allowance for credit losses. During the nine months ended September 30, 2025, we recorded a reversal of provision for credit losses of $(30,000), comprised of a $(40,000) reversal of provision for credit losses on loans and $10,000 provision for credit losses related to unfunded commitments. During the nine months ended September 30, 2024, we recorded a provision for credit losses of $142,000, comprised of $95,000 provision for credit losses on loans and $47,000 provision for credit losses related to unfunded commitments.

We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loan and available-for-sale securities portfolios.

Noninterest Income. The following table shows the components of noninterest income for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
Noninterest income:	2025	2024	2025	2024
	(Dollars in thousands)
Gain on sale of mortgage loans	$393	$268	$1,089	$695
Rental income on office building	16	16	48	48
Service charges on deposits	66	67	189	192
Increase in cash surrender value of BOLI	60	56	173	162
Other	29	16	134	139
Total noninterest income	$564	$423	$1,633	$1,236

For the quarter ended September 30, 2025 compared to the same period ended September 30, 2024, noninterest income increased $141,000 to $564,000.  Noninterest income increased $397,000 for the nine months ended September 30, 2025 to $1.6 million compared to $1.2 million for the nine months ended September 30, 2024. The increases were driven by an increase in the gain on sale of mortgage loans during the quarter and nine months ended September 30, 2025. The increase in gain on sale of mortgages was primarily the result of an overall increase in total mortgage loans originated for sale during the periods. During the quarter ended September 30, 2025, we sold 66 loans totaling $19.4 million for a gain on sale of $393,000. During the quarter ended September 30, 2024, we sold 53 loans totaling $13.8 million for a gain on sale of $268,000. During the nine months ended September 30, 2025, we sold 176 loans totaling $57.3 million for a gain on sale of $1.1 million. During the nine months ended September 30, 2024, we sold 125 loans totaling $33.3 million for a gain on sale of $695,000. Management continues to look for opportunities and markets to sell loans as we continue to see increased loan production compared to prior years.

Noninterest Expense. The following table shows the components of noninterest expense for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
Noninterest expense:	2025	2024	2025	2024
	(Dollars in thousands)
Salaries and employee benefits	$1,565	$1,483	$4,740	$4,325
Equipment and occupancy	209	190	643	602
Data processing	243	212	698	624
Professional services	98	115	414	398
Advertising	32	60	113	235
Supervisory fees and assessments	38	36	118	107
Loan expenses	68	53	239	148
Deposit expenses	62	63	237	175
Director fees	56	56	155	160
Other	124	136	412	386
Total noninterest expense	$2,495	$2,404	$7,769	$7,160

Noninterest expenses increased $91,000 for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024. The increase in noninterest expenses was primarily driven by increases in salaries and employee benefits and data processing related expenses. The increase in noninterest expenses was partially offset by a reduction in advertising expenses. The average number of employees increased to 50 for the quarter ended September 30, 2025 compared to 49 for the quarter ended September 30, 2024. The increase in data processing costs was driven by system upgrades. Advertising expenses were higher during the previous year as the Bank was building the brand awareness surrounding Oak Leaf Community Mortgage, powered by North Shore Trust and Savings.

Noninterest expenses increased $609,000 for the nine months ended September 30, 2025, compared to the same period ended September 30, 2024. The increase in noninterest expenses was primarily driven by increases in salaries and employee benefits, data processing related expenses, loan expenses and deposit expenses.  The average number of employees increased to 52 for the nine months ended September 30, 2025 compared to 49 for the nine months ended September 30, 2024. The increase in headcount is based on additional loan officers brought in during 2024 and 2025. The increase in data processing costs was driven by system upgrades. Loan expenses increased as a result of an increase in loan originations during the period as well as a provision for recourse reserve related to the loans sold into the secondary market due to an increase in the volume of loans sold over the past 4 quarters. Deposit expenses increased as a result of ATM losses totaling $40,000 due to an ATM robbery.

Provision for Income Tax Expense. There was no provision for income tax expense recorded during the three and nine months ended September 30, 2025 and 2024. Management estimates a taxable net loss for the year ended December 31, 2025 due to non-taxable income, such as income on tax exempt municipal securities and BOLI.

During the quarter ended September 30, 2025, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing net operating losses. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the three-year period ended September 30, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of September 30, 2025, management maintained the valuation allowance against the federal net operating losses and net deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted.

COMPARISON OF FINANCIAL CONDITION AT September 30, 2025 and December 31, 2024

	At September 30,	At December 31,
	2025	2024
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$34,135	$53,481
Securities available for sale	79,561	71,249
FHLB stock	605	585
Loans held for sale	2,100	1,218
Loans, net	132,937	130,356
Total assets	269,842	278,688
Total deposits	186,067	190,156
Total equity	$78,939	$76,490

Total Assets. Total assets decreased $8.9 million to $269.8 as of September 30, 2025 compared to $278.7 million at December 31, 2024. The decrease was driven by a reduction in cash and cash equivalents due to the paydown of the FHLB Advance during June 2025 and a reduction in deposits.

Cash and cash equivalents. Cash and cash equivalents decreased $19.4 million to $34.1 million as of September 30, 2025, from $53.5 million at December 31, 2024. The decrease was driven by the paydown of the FHLB Advance in June 2025 of $5.0 million. Additionally, deposits decreased $4.1 million, reducing interest-earning bank deposits. Further, the Bank purchased securities available for sale, totaling $10.9 million during the nine months ended September 30, 2025. Currently, the Bank holds a majority of the cash on hand at the Federal Reserve Bank of Chicago, earning 4.15%, to keep the funds available for increasing loan demand. Management continues to actively monitor our liquidity position on a daily basis and maintain levels of liquid assets deemed adequate.

Securities Available for Sale. Securities available-for-sale increased to $79.6 million as of September 30, 2025, compared to $71.2 million at December 31, 2024. The Bank purchased $10.9 million of securities available-for-sale during the nine months ended September 30, 2025. There were no sales of securities available for sale during the period. During the nine months ended September 30, 2025, the Bank received principal payments of $4.4 million, had maturities of $1.1 million, had net premium amortization and discount accretion of $359,000 and had a decrease in the unrealized loss on the portfolio of $3.3 million.

As of September 30, 2025, the securities available for sale portfolio included an unrealized loss position of $8.7 million, or 9.9% of the total book value of the portfolio. Management monitors the portfolio for credit losses and believes that the decline in value does not presently represent realized losses and is due to market volatility and increased market interest rates. While the Bank does not currently intend to sell securities in a loss position, management may consider the opportunity to reposition the investment securities portfolio in the future.

Loans held for sale. Our loans held for sale increased $882,000 to $2.1 million at September 30, 2025 compared to $1.2 million at December 31, 2024. The increase was primarily due an overall increase in the level of loans originated for sale during the third quarter of 2025. During the nine months ended September 30, 2025, the Bank originated $55.4 million in loans held for sale.

Loans, net. Our loans, net, increased by $2.5 million to $132.9 million at September 30, 2025 compared to $130.4 million at December 31, 2024. The Bank originated $26.1 million in loans to be held in the portfolio during the nine months ended September 30, 2025 and had loan principal payments and payoffs of $23.6 million. In an effort to continue to grow loan originations, the Bank has hired additional mortgage loan originators during the nine months ended September 30, 2025 and continues to look to hire additional loan officers.

As of September 30, 2025, the allowance for credit losses on loans (“ACL”) totaled $1.3 million, with a net change of approximately $59,000 during the nine months ended September 30, 2025. While the balance of the ACL remained steady, the ACL as a percentage of the loans, net of unearned income increased, driven by a shift in the portfolio mix, with an increase in construction loans which have a higher peer proxy rate. As of September 30, 2025, there were two loans individually assessed, of which neither had credit losses identified. The Bank actively monitors the loan portfolio for signs of weakening credit quality, noting as of September 30, 2025 the portfolio remains of high quality with limited credit concerns.

Deposits. Total deposits decreased $4.1 million to $186.1 million at September 30, 2025 compared to $190.2 million at December 31, 2024. The decrease was primarily driven by a reduction in balances held in savings and money market accounts, some of which shifted into Time Deposits. The Bank had a large estate, totaling $1.7 million, pay out during the year. Management continues to actively monitor the deposit balances and interest rates offered to maintain an adequate level of liquidity.

Total Equity. Total equity increased $2.4 million to $78.9 million at September 30, 2025. The increase is primarily due to a decrease in the unrealized loss position on the securities available-for-sale portfolio during the nine months ended September 30, 2025, partially offset by net losses of $521,000.

Asset Quality

The following table sets forth certain information with respect to our nonperforming assets. The increase in non-accrual loans from December 31, 2024 to September 30, 2025 was the result of two loans moving to non-accrual during the period.

	At September 30,	At December 31,
	2025	2024
	(Dollars in thousands)
Nonaccrual loans	$285	$—
Loans 90+ days past due and accruing	—	—
Total non-performing loans	285	—
Other real estate owned, net	—	—
Total non-performing assets	$285	$—

Asset Quality Ratios: (1)
Non-accrual loans as a percent of total loans outstanding	0.21%	—%
Non-performing assets as a percent of total assets	0.11%	—%
Allowance for credit losses on loans as a percent of total loans outstanding	0.94%	0.92%
Allowance for credit losses on loans as a percent of non-performing loans(2)	442.11%	—%
Net charge-offs (recoveries) to average loans receivable	(0.07)%	—%

(1)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
(2)	Non-performing loans consist of non-accrual loans and loans that are 90 or more days past due and still accruing.

The allowance for credit losses on loans as a percentage of total loans was 0.94% and 0.92% as of September 30, 2025 and December 31, 2024, respectively.

Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Chicago and a $10.0 million unsecured Fed Funds line of credit with BMO Harris Bank. At September 30, 2025, we had the capacity to borrow approximately $78.5 million from the FHLB of Chicago. At September 30, 2025, we had no outstanding borrowings.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $841,000 and $74,000 for the nine months ended September 30, 2025 and 2024, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $10.5 million and $7.0 million for the nine months ended September 30, 2025 and 2024, respectively, with the increase in cash used in 2025 driven by investment security purchases. Net cash (used in) provided by financing activities, consisting primarily of the activity in deposit accounts was ($9.7) million and $10.2 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the Bank repaid the $5.0 million FHLB Advance, resulting in additional cash used in financing activities compared to the prior year.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from September 30, 2025, totaled $70.4 million. Based on our deposit retention experience and current pricing strategy we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

As of September 30, 2025, the Bank was well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2020, the Bank elected to begin using the CBLR. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9%, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. North Shore Trust and Savings’ Tier 1 capital to Average Assets was 24.11% and 23.53% at September 30, 2025 and December 31, 2024, respectively.

Commitments. At September 30, 2025, we had $1.9 million of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $10.1 million at September 30, 2025. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2025.

	Total Amounts Committed at	Amount of Commitment Expiration – Per Period
	September 30, 2025	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Unused line of credit	$10,090	$589	$434	$608	$8,459
Commitments to originate loans	1,934	1,934	—	—	—
Total commitments	$12,024	$2,523	$434	$608	$8,459

Cash Obligations. The following table summarizes our cash obligations at September 30, 2025.

	Total at	Payments Due By Period
	September 30, 2025	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Time deposits	$95,070	$70,358	$15,944	$8,768	$—
Total contractual obligations	$95,070	$70,358	$15,944	$8,768	$—

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no purchases of equity securities during the quarter ended September 30, 2025.

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

NSTS BANCORP, INC.

Dated: November 13, 2025	By:	/s/ Stephen G. Lear
Stephen G. Lear
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2025	By:	/s/ Carissa H. Schoolcraft
Carissa H. Schoolcraft
Chief Financial Officer
(Principal Financial and Accounting Officer)