Form 10-K
period 2025-12-31
NSTS Bancorp, Inc.
filed 2026-03-27
CIK 1881592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Registrant's voting common stock held by non-affiliates based on the closing price of the common stock on June 30, 2025 was $60.6 million.

As of March 27, 2026, the Registrant had 5,261,533 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its Annual Meeting of Stockholders, scheduled to be held May 27, 2026, are incorporated by reference into Part III of this Form 10-K.

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

NSTS Bancorp, Inc.

NSTS Bancorp, Inc. ("NSTS" or the "Company", "we" or "our") is a Delaware corporation which was incorporated in September 2021. As a savings and loan holding company, NSTS Bancorp, Inc. is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). NSTS Bancorp, Inc. was formed to serve as the stock holding company for North Shore Trust and Savings (the “Bank”) in connection with the conversion of North Shore Trust and Savings, NSTS Financial Corporation and North Shore MHC, from the mutual to the stock form of organization, which was completed on January 18, 2022. NSTS Bancorp Inc.’s executive offices are located at 700 S. Lewis Ave., Waukegan, Illinois 60085, and its telephone number is (847) 336-4430. Shares of NSTS Bancorp, Inc.’s common stock trade on The Nasdaq Capital Market under the trading symbol “NSTS.”

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

Our business strategy is to continually enhance our products and services with a focus on one- to four- family residential first mortgage loans, and to maintain our holdings of commercial real estate and multi-family residential real estate loans. We are an active originator of residential home loans in Lake County, Illinois as well as other counties in the greater Chicagoland area, as well as Kenosha County in Wisconsin. We established a loan production office in Chicago, Illinois in 2016 to originate loans outside of our branch network in a more densely populated metropolitan area, which we believe benefits us geographically. To complement the existing offices, during the third quarter of 2023, we established two additional loan production offices in Aurora and Plainfield, Illinois to expand our loan originations within the Chicagoland area. The lending team originates loans as Oak Leaf Community Mortgage, powered by North Shore Trust and Savings. As of December 31, 2025, $118.2 million, or 91.3% of our total loan portfolio, consisted of one- to four-family residential mortgage loans.

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

Our market area consists of Lake County, Cook County and Will County which are located in Illinois, and Kenosha County, Wisconsin. The largest employers in Lake County are pharmaceutical and healthcare companies, including Abbott Laboratories, AbbVie, and Baxter International. The largest employers in Cook County are government entities, including the U.S. Government, Chicago Public Schools, and the City of Chicago. Will County's largest employers include Amazon and the local school district. Kenosha County’s largest employers include Amazon, Uline, and Snap-on. Overall, Lake, Cook, Will and Kenosha counties have a diversified employment base which helps to maintain a relatively stable economy.

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

Lending Activities

General. As of December 31, 2025, our net loan portfolio totaled $128.6 million or 48.2% of total assets. Our principal lending activity has been the origination of loans collateralized by one- to four-family residential real estate loans located in our market area. We also originate commercial real estate, multi-family residential mortgage loans, one- to four- family residential construction loans and consumer loans, consisting of loans secured by deposits at North Shore Trust and Savings and other collateral and unsecured personal loans.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2025		2024
	Amount	%	Amount	%
	(Dollars in thousands)
First mortgage loans:
1-4 family residential	$118,222	91.32%	$119,409	91.22%
Multi-family	3,240	2.50%	3,368	2.57%
Commercial	3,813	2.95%	4,197	3.21%
Construction	3,921	3.03%	3,651	2.79%
Total first mortgage loans	129,196		130,625
Consumer loans	268	0.20%	282	0.21%
Total loans	129,464	100.00%	130,907	100.00%
Net deferred loan costs	299		650
Allowance for credit losses	(1,128)		(1,201)
Total loans, net	$128,635		$130,356

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2025, before giving effect to net deferred loan costs and the allowance for credit losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	1-4 Family Residential	Multi-Family Residential	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Amounts due after December 31, 2025 in:
One year or less	$55	$—	$72	$89	$25	$241
After one year through two years	116	—	—	—	152	268
After two years through three years	342	—	25	—	25	392
After three years through five years	2,394	506	423	—	48	3,371
After five years through ten years	12,657	—	2,762	58	11	15,488
After ten years through 15 years	11,267	2,049	300	—	5	13,621
After 15 years	91,391	685	231	3,774	2	96,083
Total	$118,222	$3,240	$3,813	$3,921	$268	$129,464

The following table shows the dollar amount of our loans as of December 31, 2025, due after December 31, 2026, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or	Total at
	Fixed-Rate	Adjustable-Rate	December 31, 2025
	(Dollars in thousands)
1-4 family residential	$73,383	$44,784	$118,167
Multi-family	507	2,733	3,240
Commercial	55	3,686	3,741
Construction	3,774	58	3,832
Consumer	109	134	243
Total	$77,828	$51,395	$129,223

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

Loan Originations and Sales

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Loan originations:
1-4 family residential	$104,002	$83,709
Multi-family	—	517
Commercial	130	979
Construction	3,174	3,500
Consumer	131	144
Total loan originations	$107,437	$88,849
Loans sold	75,495	53,129
Loan principal repayments	30,144	24,758
Total loans sold and principal repayments	$105,639	$77,887
Change due to other items, net(1)	(278)	(391)
Net increase in loans, net and loans held for sale	$1,520	$10,571

(1)    Other items consist of deferred fees and the change in allowance for credit losses.

One to Four-Family Residential Mortgage Lending. Our primary lending continues to be the origination of loans secured by first mortgages on one to four-family residences in our market area. As of December 31, 2025, $118.2 million, or 91.3% of our total loan portfolio, consisted of one to four-family residential mortgage loans.

Applications for one to four-family residential mortgage loans are accepted at any of our banking offices for processing, which consists primarily of obtaining all documents required to complete the underwriting, and making a determination whether the loan meets our underwriting standards. While our one to four-family residential first mortgage loans are written on standardized documents used by Freddie Mac and Fannie Mae, our underwriting standards do not require that new one to four-family residential mortgage loans conform to secondary market standards. Beginning in 2024, the majority of loan originations that conform to secondary market standards are sold, on a servicing released basis, to the secondary mortgage market. We offer a variety of specialized portfolio loan products to address the needs of borrowers who do not meet secondary market standards.  We currently originate fixed-rate, fully amortizing mortgage loans with maturities up to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial three or five years and then adjusts annually. As of December 31, 2025, approximately 37.9% of our one to four-family residential mortgage loans maturing after December 31, 2026 were ARM loans. The interest rate on our ARM loans is based on either the Wall Street Journal Prime rate, the one-year Treasury rate or SOFR.

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

Multi-Family Residential and Commercial Real Estate Lending. At December 31, 2025, our multi-family residential mortgage loans amounted to $3.2 million, or 2.5% of the total loan portfolio. Our multi-family residential mortgage loans, which are underwritten and approved in a manner consistent with our commercial real estate loans, are secured by residential properties with more than four units or secured by multiple one to four-family residential properties located in our market area. At December 31, 2025, our largest multi-family residential mortgage loan relationship, which consists of two loans, was $1.2 million, secured by various one to four-family investment homes and one multi-family apartment building located in Waukegan and North Chicago, Illinois, and was performing in accordance with its terms. At December 31, 2025, we had a total of 10 multi-family residential mortgage loans and the average size of our multi-family residential mortgage loans was approximately $324,000.

Our commercial real estate loan portfolio amounted to $3.8 million, or 3.0% of the total loan portfolio, at December 31, 2025. These commercial real estate loans included 13 loans secured primarily by investor properties, which include multiple one to four-family residences. Additionally, North Shore Trust and Savings has two commercial real estate loans secured by retail frontage. The two largest commercial real estate loans outstanding were $1.4 million and $1.0 million, both loans were paying in accordance with all of their contractual terms.

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

Commercial real estate and multi-family residential lending involves a greater degree of risk than one to four-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions of rental housing units, office and retail space and other commercial space in the project’s market area. We attempt to minimize these risks for loans we originate by soliciting loans from businesses with existing operating performance. We also use conservative debt coverage ratios in our underwriting, and periodically monitor the operation of the business or project and the physical condition of the property. At December 31, 2025, none of our commercial real estate or multi-family loans were delinquent more than 30 days, nor were any on non-accrual. We have had no charge-offs of commercial real estate and multi-family residential loans for the years ended December 31, 2025 and 2024.

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

Construction Lending. At December 31, 2025, our construction lending outstanding amounted to $3.9 million, or 3.0% of the total loan portfolio. The Bank has an additional $1.3 million in unfunded portions of construction loans available to borrowers. The construction loan portfolio consisted of 10 loans, the largest totaling $1.0 million, which is the rehabilitation of a condo unit in Chicago, Illinois metro area expected to be completed in 2026, at which time the loan will convert to a conventional mortgage loan with a remaining term of 29 years. In addition to single family residential construction projects, our construction lending consists of land loans for properties zoned for residential construction.

Consumer Lending. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $268,000, or 0.2%, of our total loan portfolio at December 31, 2025. At December 31, 2025, our consumer loans were comprised of loans secured by deposits, auto loans and unsecured personal loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. We had no charge-offs on consumer loans during the years ended December 31, 2025 and 2024.

Loan Approval Procedures and Authority. Our board of directors establishes North Shore Trust and Savings’ lending policies and procedures. Our Loan Policy is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our board of directors.

Various officers or combinations of officers of North Shore Trust and Savings have the authority within specifically identified limits to approve new loans. As of December 31, 2025, the maximum loan amount that may be approved by an individual officer is $806,500, which is consistent with secondary market limits for conforming loans. Loans up to $1.0 million are reviewed by a single member of our management loan committee and loans up to $1.75 million are reviewed by our management loan committee, with a minimum of two members’ approval. Our board level loan committee has authority to approve loans up to $2.5 million. All other loans must be approved by the board of directors of North Shore Trust and Savings.

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

We account for our problem and potential problem loans in accordance with generally accepted accounting principles. Loans are reviewed on a regular basis. Loans are listed on the “watch/special mention list” where management has some concern that the collateral or debt service ability may not be adequate, although the collectability of the contractual loan payments is still probable. If a loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. When a loan is identified for individual evaluation for expected credit losses, the measurement of the loan in the allowance for credit losses is based on present value of expected future cash flows, except that expected credit losses for all collateral-dependent loans are measured based on the fair value of the collateral. As of December 31, 2025, loans identified for individual evaluation of expected credit losses, amounted to $284,000. There were no loans identified for individual evaluation of expected credit losses as of December 31, 2024.

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

We review and classify loans on no less frequently than a quarterly basis and our board of directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. At December 31, 2025, we had two loans classified as "substandard" totaling $284,000 and we had no loans classified as "special mention," “doubtful,” or “loss.”

Modifications on loans to borrowers experiencing financial difficulty. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. There were no modifications on loans to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	31-89 Days	90 Days or
	Past Due	Greater Past		Total Past		Total
	and	Due and		Due and		Loan
	Accruing	Accruing	Non-Accrual	Non-Accrual	Current	Balance
	(Dollars in thousands)
December 31, 2025
1-4 family residential	$641	$—	$284	$925	$117,297	$118,222
Multi-family	—	—	—	—	3,240	3,240
Commercial	—	—	—	—	3,813	3,813
Construction	—	—	—	—	3,921	3,921
Consumer	—	—	—	—	268	268
Total	$641	$—	$284	$925	$128,539	$129,464
December 31, 2024
1-4 family residential	$371	$—	$—	$371	$119,038	$119,409
Multi-family	—	—	—	—	3,368	3,368
Commercial	—	—	—	—	4,197	4,197
Construction	—	—	—	—	3,651	3,651
Consumer	—	—	—	—	282	282
Total	$371	$—	$—	$371	$130,536	$130,907

The following table sets forth the amounts of our classified loans at the dates indicated. There was no related specific valuation allowance in the allowance for credit losses on our classified loans at December 31, 2025 and 2024.

	At December 31,
	2025	2024
	(Dollars in thousands)
Substandard loans	$284	$—
Doubtful loans	—	—
Loss loans	—	—
Total classified loans	$284	$—

In addition to classified loans, our other real estate owned, (“OREO”) is classified as substandard. There were no OREO properties as of December 31, 2025 and 2024.

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and real estate owned at the dates indicated.

	At December 31,
	2025	2024
	(Dollars in thousands)
Non-accruing loans:
1-4 family residential	$284	$—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Consumer	—	—
Total non-accruing loans	$284	$—
Accruing loans 90 days or more past due:
1-4 family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	—	—
Total non-performing loans	284	—
Other real estate owned	—	—
Total non-performing assets	284	—
Total loans outstanding	$129,464	$130,907
Total assets outstanding	$266,648	$278,688
Total non-accruing loans as a percentage of total loans outstanding	0.22%	—%
Total non-performing loans as a percentage of total loans outstanding	0.22%	—%
Total non-performing loans as a percentage of total assets	0.11%	—%
Total non-performing assets as a percentage of total assets	0.11%	—%

Allowance for Credit Losses. The following table shows changes in our allowance for credit losses during the periods presented.

	At or for the Year Ended
	December 31,
	2025	2024
	(Dollars in thousands)
Total loans outstanding at end of period	$129,464	$130,907
Total non-accrual loans at end of period	284	—
Total non-performing loans at end of period	284	—
Total average loans outstanding	136,849	133,176
Allowance for credit losses, beginning of period	1,201	1,176
(Reversal of) Provision for credit losses	(172)	25
Charge-offs:
1-4 family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Consumer	—	—
Total charge-offs	$—	$—
Recoveries on loans previously charged-off:
1-4 family residential	$—	$—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Consumer	(99)	—
Total recoveries	$(99)	$—
Net (recoveries) charge-offs	$(99)	$—
Allowance for credit losses, end of period	$1,128	$1,201
Allowance for credit losses as a percent of non-performing loans	397.18%	—%
Allowance for credit losses as a percent of total loans outstanding	0.87%	0.92%
Allowance for credit losses as a percent of total non-accrual loans	397.18%	—%
Ratio of net (recoveries) charge-offs during the period to average loans outstanding during the period	-0.07%	0.00%

The allowance for credit losses is established through a provision for credit losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover estimated lifetime credit losses in the loan portfolio at each reporting date. Management reviews the allowance for credit losses on no less than a quarterly basis. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, national and local economic conditions and industry experience. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. Our allowance for credit losses amount to $1.1 million and $1.2 million at December 31, 2025 and December 31, 2024, respectively. The establishment of the allowance for credit losses is significantly affected by uncertainties and management judgment and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses. Such agencies may require North Shore Trust and Savings to make additional provisions for estimated credit losses based upon judgments different from those of management.

The following table shows how our allowance for credit losses is allocated by type of loan at each of the dates indicated.

	At December 31,
	2025			2024
		Percent	Percent of		Percent of	Percent of
		of Allowance	Loans in		Allowance	Loans in
	Amount of	to Total	Category to	Amount of	to Total	Category to
	Allowance	Allowance	Total Loans	Allowance	Allowance	Total Loans
	(Dollars in thousands)
1-4 family residential	$989	87.68%	91.32%	$1,056	87.93%	91.22%
Multi-family	39	3.46%	2.50%	37	3.08%	2.57%
Commercial	37	3.28%	2.95%	41	3.41%	3.21%
Construction	61	5.41%	3.03%	65	5.41%	2.79%
Consumer	2	0.17%	0.20%	2	0.17%	0.21%
Total	$1,128	100.00%	100.00%	$1,201	100.00%	100.00%

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

	At December 31,
	2025		2024
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Securities available-for-sale
U.S. Treasuries	$7,088	$7,085	$—	$—
U.S. Government and agency obligations	9,219	8,534	9,719	8,657
Municipal obligations	13,975	12,146	14,103	11,736
Mortgage-backed securities	26,759	23,769	30,681	25,915
Collateralized mortgage obligations	29,736	27,185	28,783	24,941
Total securities available-for-sale	$86,777	$78,719	$83,286	$71,249

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

As of December 31, 2025, our securities available-for-sale portfolio totaled $78.7 million, or 29.5% of total assets at such date. The largest component of our investment securities portfolio at December 31, 2025 was investment in collateralized mortgage obligations issued by Fannie Mae, Ginnie Mae and Freddie Mac, which amounted to $27.2 million, followed by pass-through mortgage-backed securities issued by Fannie Mae, Ginnie Mae and Freddie Mac, which amounted to $23.8 million. Our investment in U.S. government and federal agency obligations as of December 31, 2025, was $8.5 million and our investment in municipal obligations as of December 31, 2025, was $12.1 million. Additionally, the Bank has investments in short term U.S. Treasuries, which amounted to $7.1 million.

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

Investment securities are classified at the time of acquisition as securities available for sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances. Held-to-maturity securities are accounted for based upon the amortized cost of the security. Available-for-sale securities can be sold at any time based upon needs or market conditions. Available-for-sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. At December 31, 2025, all securities were classified as securities available for sale. At December 31, 2025, we had no investments in a single issuer other than securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which had an aggregate book value in excess of 10% of our stockholders’ equity. At December 31, 2025, the available-for-sale securities portfolio had a net unrealized loss position of $8.1 million. Some investment securities held in the portfolio have declined in value but do not presently represent realized losses. Unrealized losses on investment securities have not been recognized into income because the securities are of high credit quality, the Bank has the intent and ability to hold the securities for the foreseeable future, and the declines in fair value are primarily due to market volatility and increased market interest rates. The fair values are expected to recover as the securities approach their maturity dates.

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2025. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities have been included based on average remaining life. The below yields represent tax equivalent yield.

	Amounts at December 31, 2025, Which Mature In
		After One	After Five
	One Year	through Five	through 10	Over 10
	or Less	Years	Years	Years	Total
	(Dollars in thousands)
Securities available for sale:
U.S. Treasuries	$—	$7,085	$—	$—	$7,085
U.S. Government and agency obligations	—	7,208	1,326	—	8,534
Municipal obligations	198	1,202	3,642	7,104	12,146
Mortgage-backed securities	—	8,860	14,336	573	23,769
Collateralized mortgage obligations	1,412	17,757	5,918	2,098	27,185
Total	$1,610	$42,112	$25,222	$9,775	$78,719
Weighted average yield:
U.S. Treasuries	N/A	3.92%	N/A	N/A	3.92%
U.S. Government and agency obligations	N/A	2.28	1.42	N/A	2.14
Municipal obligations	2.17	2.53	2.44	2.31	2.36
Mortgage-backed securities	N/A	1.83	2.03	1.39	1.94
Collateralized mortgage obligations	1.27	2.30	2.22	1.95	2.20
Total weighted average yield	1.38%	2.46%	2.09%	2.17%	2.28%

The following table sets forth the composition of our investment securities portfolio at each of the dates indicated.

	At December 31,
	2025	2024
	(Dollars in thousands)
Fixed-rate	$77,606	$70,095
Adjustable-rate	1,113	1,154
Total securities available for sale	$78,719	$71,249

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

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and noninterest-bearing, money market, savings and time deposit accounts. As of December 31, 2025, 50.7% of the funds deposited with North Shore Trust and Savings were in core deposits, which are deposits other than time deposits.

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

We use traditional means of advertising deposit products, including broadcast and print media and we generally do not solicit deposits from outside our market area. During 2025 and 2024, we offered a CD Special that attracted funds into Time Deposits. We continue to see a strong retention of our core deposits.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	At December 31,
	2025		2024
	Amount	%	Amount	%
	(Dollars in thousands)
Certificate accounts:
0.00% - 0.99%	$4,094	2.26%	$5,938	3.12%
1.00% - 1.99%	18,740	10.33%	18,246	9.60%
2.00% - 2.99%	6,399	3.53%	7,093	3.73%
3.00% - 3.99%	25,942	14.30%	538	0.28%
4.00% - 4.99%	34,307	18.90%	26,540	13.96%
5.00% - or more	—	0.00%	34,464	18.12%
Total certificate accounts	$89,482	49.32%	$92,819	48.81%
Transaction accounts:
Savings	$38,660	21.30%	$41,544	21.85%
Checking:
Interest-bearing	14,289	7.87%	14,930	7.85%
Noninterest-bearing	13,306	7.33%	11,896	6.26%
Money market	25,735	14.18%	28,967	15.23%
Total transaction accounts	$91,990	50.68%	$97,337	51.19%
Total deposits	$181,472	100.00%	$190,156	100.00%

The following tables show the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	At and for the Year Ended December 31,
	2025			2024
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)
Checking-interest bearing	$15,644	$8	0.05%	$15,316	$8	0.05%
Money market	27,749	174	0.63%	30,617	196	0.64%
Savings accounts	40,749	61	0.15%	41,273	62	0.15%
Time deposit	92,696	3,174	3.42%	80,485	2,734	3.40%
Total interest-bearing deposits	$176,838	$3,417	1.93%	$167,691	$3,000	1.79%
Total deposits	$189,099	$3,417	1.81%	$178,921	$3,000	1.68%

The following table shows, by various interest rate categories and maturities, the amount of time deposits as of December 31, 2025.

	Balance at December 31, 2025
	Maturing in the 12 Months Ending December 31,
Time deposit	2026	2027	2028	2029	Thereafter	Total
	(Dollars in thousands)
0.00% - 0.99%	$3,450	$644	$—	$—	$—	$4,094
1.00% - 1.99%	10,442	2,289	2,261	2,139	1,609	18,740
2.00% - 2.99%	791	382	1,719	2,778	729	6,399
3.00% - 3.99%	19,807	5,811	324	—	—	25,942
4.00% - 4.99%	29,815	359	4,133	—	—	34,307
Total certificate accounts	$64,305	$9,485	$8,437	$4,917	$2,338	$89,482

The following table shows the maturities of our time deposits in excess of the FDIC insurance limit (generally, $250,000) as of December 31, 2025 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in thousands)
March 31, 2026	$3,647	3.67%
June 30, 2026	4,555	3.51%
September 30, 2026	2,080	3.96%
December 31, 2026	5,323	3.48%
After December 31, 2026	7,765	3.44%
Total time deposits with balances of $250,000 or more	$23,370	3.54%

The amount of our total deposits with accounts over the FDIC's insurance limit of $250,000 was $41.5 million or 23.2% of total deposits, and $44.5 million or 23.4% of total deposits, at December 31, 2025 and 2024, respectively.

Borrowings. There were no additional borrowings made during the year ended December 31, 2025. In June 2023, the Company borrowed $5.0 million from the FHLB Chicago at a rate of 4.78% for 24 months, which was paid off in June 2025.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2025	2024
	(Dollars in thousands)
FHLB of Chicago advances and other borrowings:
Average balance outstanding	$2,322	$5,000
Maximum amount outstanding at any month-end during the period	5,000	5,000
Balance outstanding at end of period	—	5,000
Average interest rate during the period	4.8%	4.8%
Weighted average interest rate at end of period	—	4.8%

As of December 31, 2025, there were no outstanding borrowings with the FHLB Chicago. The Bank is eligible to borrow up to a total of $79.1 million and $78.1 million at December 31, 2025 and 2024, respectively, which would be collateralized by $105.1 million and $103.8 million of first mortgage loans under a blanket lien arrangement at December 31, 2025 and 2024, respectively. Additionally, at December 31, 2025 and 2024 we had a $10.0 million uncommitted, unsecured line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2025 and 2024.

Expense and Tax Allocation

North Shore Trust and Savings has an agreement with NSTS Bancorp, Inc., to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. During the year ended December 31, 2025, the total of these services was $1.3 million. In addition, North Shore Trust and Savings and NSTS Bancorp, Inc. have an agreement that establishes a method for allocating and for reimbursing the payment of their consolidated tax liability.

Employees and Human Capital Resources

At December 31, 2025, we had 49 full-time equivalent employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent. The success of our business is highly dependent on our employees, who provide value to our customers and communities. Our workplace culture provides a set of core values: a concern for others, trust, respect, hard work and a dedication to our customers. We seek to hire well-qualified employees who are also a good fit for our value system.

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

SUPERVISION AND REGULATION

General

As a federal savings association, North Shore Trust and Savings is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC as deposit insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which North Shore Trust and Savings may engage and is intended primarily for the protection of depositors and the FDIC's Deposit Insurance Fund (the "DIF"), and not for the protection of stockholders. North Shore Trust and Savings also is a member of and owns stock in the FHLB of Chicago, which is one of the 11 regional banks in the FHLB System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of credit loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, earnings, liquidity, and sensitivity to market risk (known as an institution's CAMELS rating). These CAMELS ratings are inherently subjective and the receipt of a less-than-satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less-than-satisfactory CAMELS rating may also prevent a financial institution, such as North Shore Trust and Savings or its holding company, NSTS Bancorp, Inc., from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering ("AML") and anti-terrorism laws and regulations, the Community Reinvestment Act of 1977 (the "CRA") and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

The Consumer Financial Protection Bureau (the "CFPB"), has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws with respect to certain consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations. The CFPB has the authority to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution's primary federal regulator, the CFPB has primary examination and enforcement authority over banks with assets of $10.0 billion or more. The OCC has primary responsibility for examination of North Shore Trust and Savings and enforcement with respect to various federal consumer protection laws so long as North Shore Trust and Savings has total consolidated assets of less than $10.0 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from institutions with less than $10.0 billion in assets, such as North Shore Trust and Savings, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets. Uncertainty regarding the CFPB's future authority, staffing and regulatory priorities under the Trump Administration, including as a result of ongoing litigation and potential administrative efforts to reduce the agency's footprint, could impact the CFPB's future supervisory and enforcement activity.

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

A CSA may make loans to its customers without regard to the lending restrictions applicable to federal savings associations, such as the percentage of capital or asset limits on various types of loans and the QTL Test. However, federal savings associations that have made such an election are subject to the narrower authority of national banks in certain areas such as branching and subsidiary activities, in certain respects. A CSA may generally not retain any assets, subsidiaries or activities not permitted for national banks.

Applicable regulations authorize a federal association that has exercised the CSA election to terminate the election and thereby again operate as a federal savings association that has not made a CSA election. North Shore Trust and Savings has not exercised the CSA election and has no current plans to elect to be treated as a CSA.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6%, a total capital to risk-based assets ratio of 8%, and a 4% Tier 1 capital to total assets ratio (known as the "leverage ratio").

The EGRRCPA requires the federal banking agencies, including the OCC, to establish a "community bank leverage ratio" ("CBLR") of between 8% and 10% for institutions with assets of less than $10.0 billion. The CBLR is the ratio of a bank's tangible Tier 1 equity capital to average total consolidated assets and has been set by the regulators at 9%. However, in November 2025, the OCC and the FDIC jointly issued a proposal to reduce the minimum leverage ratio for opting-in banks from 9% to 8%. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the CBLR framework on its quarterly call report. The CBLR option became effective January 1, 2020 and is available to institutions with assets of less than $10.0 billion that meet other specified criteria. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% requirement so long as the bank maintains a leverage ratio of 7% or greater. A qualifying community bank that exercises the election and has capital equal to or exceeding the applicable percentage is considered compliant with all applicable regulatory capital requirements. Qualifying institutions may elect to utilize the CBLR in lieu of the generally applicable risk-based capital requirements. North Shore Trust and Savings has elected to utilize the CBLR framework. At December 31, 2025, North Shore Trust and Savings' CBLR was 24.32%.

As of December 31, 2025, North Shore Trust and Savings’ capital exceeded all applicable requirements including the applicable conservation buffer.

Loans-to-One Borrower. Generally, a federal savings association, including a CSA, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2025, North Shore Trust and Savings was in compliance with the loans-to-one borrower limitations.

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

On October 24, 2023, the OCC, the FDIC and the Federal Reserve Board jointly issued a final rule to revise the CRA's implementing regulations. The final rule implements a revised regulatory framework that, like the current framework, is based on bank asset size and business model. Under the final rule, banks with over $2 billion in total assets as of December 31 in either of the prior two calendar years are required to be evaluated under the new "Retail Lending Test," the new "Retail Products and Services Test," the new "Community Development Financing Test" and the new "Community Development Services Test," but banks of all sizes maintain the option to elect to be evaluated under a strategic plan with the final rule updating the standards for obtaining approval for such plan. The applicability date for the majority of the provisions in the final rule was January 1, 2026, and additional requirements will be applicable on January 1, 2027. However, the new CRA regulations have been subject to litigation and, on July 16, 2025, the agencies issued a joint notice of proposed rulemaking to rescind the final rule issued in October 2023 and reinstate the CRA framework that existed prior to the October 2023 final rule.

Small Business Lending Rule. On March 30, 2023, the CFPB issued a final rule amending Regulation B, the implementing regulation of the ECOA, to implement section 1071 of the Dodd-Frank Act. Consistent with section 1071, covered financial institutions are required to collect and report to the CFPB data on applications for credit for small businesses, including those that are owned by women or minorities. The rule also addresses the CFPB's approach to privacy interests and the publication of section 1071 data, shielding certain demographic data from underwriters and other persons, recordkeeping requirements and enforcement provisions. The 2023 final rule initially required large lenders to comply by October 1, 2024, with later compliance dates for institutions with a moderate transaction volume (i.e., at least 500 but fewer than 2,500 covered originations in either 2022 and 2023, or 2023 and 2024) and institutions with the lowest volume (i.e., at least 100 but fewer than 500 covered originations in either 2022 and 2023, or 2023 and 2024). A financial institution that did not originate at least 100 covered originations in calendar years 2022 and 2023, or 2023 and 2024, but subsequently originates at least 100 covered originations in two consecutive calendar years will be required to comply with the final rule. North Shore Trust and Savings had fewer than 100 covered originations in both 2022 and 2023, and 2023 and 2024 and has originated fewer than 100 covered originations thus far in 2025 and 2026, and therefore is not yet subject to compliance. Importantly, however, on November 13, 2025, the CFPB issued a notice of proposed rulemaking that would further revise the small business lending rule by narrowing the scope of covered institutions and data points and extending the compliance date for all entities subject to the rule to January 1, 2028. As a result, the ultimate scope, timing and operational impact of the Section 1071 requirements on North Shore Trust and Savings remain uncertain.

Interchange Fees. The Dodd-Frank Act includes provisions that restrict interchange fees to those which are reasonable and proportionate for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing, known as the Durbin Amendment. In October 2023, the Federal Reserve Board proposed rules that would reduce the maximum permissible interchange fee cap and would adopt an approach for future adjustments to such cap. Although the Durbin Amendment generally does not apply to debit card issuers with total assets of less than $10.0 billion, which would include North Shore Trust and Savings, interchange fee levels and network pricing applicable to all debit card transactions may be negatively impacted.

In addition, various aspects of the debit card interchange framework, including the Federal Reserve Board's Regulation II, have been the subject of ongoing industry litigation and legal challenges. The ultimate outcome of such litigation, as well as the timing and scope of any final regulatory changes, remains uncertain.

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

Ability-to-Pay Rules and Qualified Mortgages.  As required by the Dodd-Frank Act, the CFPB issued a series of final rules amending Regulation Z, the implementing regulation of the Truth-in-Lending Act. These rules require mortgage lenders to make a reasonable and good-faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These rules prohibit creditors, such as the Bank, from extending residential mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and restrict compensation practices relating to residential mortgage loan origination.

On April 27, 2021, the CFPB issued two new rules that modified qualified mortgage loan requirements and provided flexibility to banks and other lenders in determining consumers’ ability-to-repay. Compliance with these rules was required by October 1, 2022. The Bank complies with, and will continue to comply with, all applicable qualified mortgage loan requirements.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement actions by the OCC may range from the issuance of a capital directive, formal agreement or cease and desist order against institutions, and can also include the removal of officers and/or directors of the institution. The OCC can appoint receivers and/or conservators for the institutions it supervises if certain circumstances arise. Civil penalties can be assessed for various types of conduct against the institution and/or its officers and directors. The maximum civil money penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or other action, and are adjusted annually for inflation. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular federal savings association. If such action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

Assessments. Federal savings associations pay assessments to the OCC to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the federal savings association’s total assets (including consolidated subsidiaries), its financial condition and the complexity of its portfolio. During 2025, our assessments totaled $40,000.

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

On October 30, 2025, the FDIC and OCC issued a notice of proposed rulemaking that would define an "unsafe or unsound practice" as this term has not previously been formally defined by the bank regulatory agencies. In addition, the proposed rulemaking seeks to revise the framework for issuing "matters requiring attention" during an examination. With respect to unsafe or unsound practices, the proposed rule seeks to base the determination of whether a practice is unsafe or unsound on whether the practice is likely to have material financial impact on the institution. Specifically, the FDIC and OCC noted in the proposed rulemaking that, based on their supervisory experience and as a matter of policy, the agencies propose implementing a definition of "unsafe or unsound practice" for purposes of section 8 of the FDIA that would focus on material risks to the financial condition of an institution and would generally require that an imprudent practice, act, or failure to act, if continued, be likely to materially harm the institution's financial condition. With respect to matters requiring attention, the proposed rule provides that the agencies may issue a matter requiring attention only for a practice, act, or failure to act, alone or together with one or more other practices, acts, or failures to act, that (i) is contrary to generally accepted standards of prudent operation; and if continued, could reasonably be expected to, under current or reasonably foreseeable conditions, materially harm the financial condition of the institution; or present a material risk of loss to the DIF; or has already caused material harm to the financial condition of the institution; or (ii) is an actual violation of a banking or banking-related law or regulation. This proposed rule is intended to ensure supervision efforts are appropriately focused on material financial risks, increase consistency in supervisory reviews and provide more clarity on what constitutes an unsafe or unsound practice and what may trigger a matter requiring attention finding.

Reserve Requirements. The Federal Reserve Board's regulations require insured depository institutions to maintain non-interest earning reserves against their transaction accounts (e.g., negotiable order of withdrawal accounts, standard checking accounts, etc.). On March 24, 2020, the Federal Reserve Board issued an interim final rule amending its Regulation D (Reserve Requirements of Depository Institutions, 12 CFR part 204) to lower reserve ratios on transaction accounts maintained at depository institutions to zero percent. While the Federal Reserve Board has indicated that it does not plan to reinstate such Regulation D reserve requirements, it may do so in the future. As of December 31, 2025, North Shore Trust and Savings was in compliance with these requirements.

Branching. A federal savings association that is a highly rated savings association and that has not elected CSA status, may generally establish new branches upon prior public notice of its intent to establish a new branch. A federal savings association that has elected CSA status is subject to the laws and regulations governing the establishment of branches by national banks. Generally, intrastate and interstate branching is authorized to the extent that the law of the state involved authorizes branching for banks that it charters. Such authority is subject to OCC approval for new branches.

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

The previously referenced final rule establishing an elective CBLR regulatory capital framework provides that a qualifying institution whose capital exceeds the CBLR and opts to use that framework will be considered "well-capitalized" for purposes of prompt corrective action. As noted above, North Shore Trust and Savings elected to use the CBLR framework and its capital exceeds the CBLR. As a result, as of December 31, 2025, North Shore Trust and Savings met the criteria for being considered "well-capitalized."

Insurance of Deposit Accounts. The DIF of the FDIC insures deposits at FDIC-insured financial institutions such as North Shore Trust and Savings, generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the DIF.

Under the FDIC's risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions with less than $10.0 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution's failure within three years.

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

Privacy and Cybersecurity. The Gramm-Leach-Bliley Act (the "GLBA"), and its implementing regulations issued by federal regulatory agencies require financial institutions (including banks) to adopt policies and procedures regarding the disclosure of non-public personal information about their customers to non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such non-public personal information and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the GLBA established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. North Shore Trust and Savings currently has a privacy protection policy and security program in place and believes that such policy and program are in compliance with applicable regulations.

Recent cyber-attacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other risk-management considerations, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing Internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.

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

Anti-Money Laundering and the USA PATRIOT Act. North Shore Trust and Savings is subject to the Bank Secrecy Act (the "BSA") and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an AML program that includes training and audit components, (ii) establishment of a "know your customer" program involving due diligence to confirm the identities of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money-laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. AML rules and policies are developed by a bureau within the U.S. Department of the Treasury (the "U.S. Treasury") and the Financial Crimes Enforcement Network ("FinCEN"), but compliance by individual institutions is overseen by its primary federal regulator.

North Shore Trust and Savings has established appropriate AML and customer identification programs. North Shore Trust and Savings also maintains records of cash purchases of negotiable instruments, files reports of certain cash transactions exceeding $10,000 (daily aggregate amount) and reports suspicious activity that might signify money laundering, tax evasion or other criminal activities pursuant to the BSA. North Shore Trust and Savings otherwise has implemented policies and procedures to comply with the foregoing requirements.

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

On January 1, 2021, the U.S. Congress passed the Corporate Transparency Act (the "CTA") as part of the National Defense Authorization Act, which enacted the most significant overhaul of the AML laws since the USA PATRIOT Act. Notable amendments include (i) significant changes to the collection of beneficial ownership information ("BOI") and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company, or other similar entity with 20 or fewer employees and annual gross income of $5.0 million or less) to report BOI to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (ii) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful prosecution of violations of the AML laws in any judicial or administrative action brought by the Secretary of the U.S. Treasury or the U.S. Attorney General resulting in monetary sanctions exceeding $1.0 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30% of the monetary sanctions collected and will receive increased protections; (iii) increased penalties for violations of AML laws and regulations; (iv) improvements to existing information-sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in the People's Republic of China, the Russian Federation or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and enforcement powers for FinCEN. Many of the amendments, including those with respect to beneficial ownership, require FinCEN to promulgate rules. However, in March 2025, FinCEN issued an interim final rule that removes the requirement for U.S. companies and U.S. persons to report BOI to FinCEN under the CTA.

On July 19, 2024, the federal banking agencies proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed AML and CFT programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution's money laundering, terrorist financing and other illicit finance activity risks, as well as consider FinCEN's published AML/CFT priorities. We are currently evaluating the effects, if any, of the proposed amendments on North Shore Trust and Savings and its AML programs were they to be adopted as final.

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

Other Regulations

Interest and other charges collected or contracted by North Shore Trust and Savings are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as:

●

the Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●

the Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lending servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

●	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

●	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of North Shore Trust and Savings also are subject to, among others:

●

the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

the Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

●

the Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

North Shore Trust and Savings is a member of the FHLB System, which consists of 11 regional FHLBs. Each FHLB provides a central credit facility primarily for member institutions, and such member institutions are required to acquire and hold shares of capital stock in the FHLB. North Shore Trust and Savings was in compliance with this requirement as of December 31, 2025 based on its ownership of $605,000 in capital stock of the FHLB of Chicago. The stock has no quoted market value and is carried at cost. North Shore Trust and Savings reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB of Chicago’s stock. As of December 31, 2025, no impairment had been recognized.

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

Future Legislation and Regulation

The federal banking regulatory environment continues to evolve and remains subject to change as a result of shifts in executive branch leadership, agency priorities, legislative activity and supervisory approaches. In addition, the U.S. Congress may from time to time enact legislation that affects the regulation of financial institutions and the financial services industry, and federal regulatory agencies may periodically propose and adopt new regulations or modify existing regulations or supervisory guidance. These developments may include changes to capital, liquidity, resolution planning, consumer protection, corporate governance, executive compensation, or other prudential or compliance requirements applicable to banks and bank holding companies. The scope, timing and impact of future legislative or regulatory changes, including changes in supervisory expectations or examination practices, cannot be predicted with certainty. However, such changes could affect the regulatory framework under which we operate, increase our compliance costs, limit our business activities or strategic flexibility, or otherwise adversely affect our business, financial condition, results of operations or prospects in a material manner.

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

Emerging Growth Company Status

NSTS Bancorp, Inc. is an emerging growth company. For as long as NSTS Bancorp, Inc. continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, NSTS Bancorp, Inc. also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

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

Item 2. Properties

We currently conduct business from our main office, two full-service branch offices and three loan production offices. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at December 31, 2025.

Description/Address	Net Book Value of Property	Amount of Deposits
	(Dollars in thousands)
Main Office:
700 S. Lewis Avenue, Waukegan, Illinois 60085	$847	$105,906
Branch Offices:
1233 N. Green Bay Road, Waukegan, Illinois 60085	1,026	48,858
3060 W. Sand Lake Road, Lindenhurst, Illinois 60046	3,126	26,708
Total	$4,999	$181,472
Loan Production Offices:
875 North Michigan Avenue, Chicago, Illinois 60611(1)	N/A	N/A
75 Executive Dr, Aurora, Illinois 60504(1)	N/A	N/A
24252 West Main Street, Plainfield, Illinois 60544(1)	N/A	N/A

(1)	The loan production offices are leased by North Shore Trust and Savings and do not accept deposits. The leases are short-term in nature and expire in 3-12 months and are expected to be renewed.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NSTS Bancorp, Inc.'s common stock is listed on the Nasdaq Capital Market, under the symbol “NSTS”. As of March 27, 2026, there were 5,599,859 shares of our common stock issued and 5,261,533 shares outstanding, which were held by approximately 217 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms). Our common stock began trading on the Nasdaq Capital Market on January 19, 2022, with an initial price of $10.00 per share.

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

Issuer Purchases of Securities

The following table sets forth information about the Company's purchases of its common stock during the three months ended December 31, 2025. There were no repurchases during the months ended October 31 and November 30, 2025. The repurchases for the month ended December 31, 2025 were as a result of taxes withheld on RSA grants vesting.

	(a)	(b)	(c)	(d)
Period	Total number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet to be Purchased Under the Plans or Programs

October 1 - October 31, 2025	—	$—	—	—
November 1 - November 31, 2025	—	—	—	—
December 1 - December 31, 2025	505	12.01	—	—
Total	505	$12.01	—	—

There were no unregistered sales of NSTS Bancorp, Inc.'s common stock during the year ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of the financial condition and results of operations of NSTS Bancorp, Inc. and North Shore Trust and Savings for the years ended December 31, 2025 and 2024. The purpose of this discussion is to provide information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview

North Shore Trust and Savings is a community-oriented savings institution headquartered in Waukegan, Illinois. Our business strategy is to continually enhance our products and services with a focus on one- to four- family residential first mortgage loans, and to maintain our holdings of commercial real estate and multi-family residential real estate loans. Our traditional lending market is centered in our retail branch area of Lake County, Illinois and has expanded to counties in the greater Chicagoland area in Illinois as well as Kenosha County in Wisconsin. We currently operate three full-service banking offices in Lake County, Illinois and three loan production offices in Chicago, Plainfield and Aurora, Illinois. Our primary sources of funds consist of attracting deposits from the general public and using those funds along with funds from the FHLB of Chicago and other sources to originate loans to our customers and invest in securities. As of December 31, 2025, we had total assets of $266.6 million, including $128.6 million in net loans and $78.7 million of securities available for sale, total deposits of $181.5 million and total equity of $80.0 million. For the year ended December 31, 2025, we had a net loss of $386,000 compared to a net loss of $789,000 for the year ended December 31, 2024.

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

Allowance for Credit Losses. The Current Expected Credit Losses ("CECL") accounting methodology requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost. The accounting estimates relating to the allowance for credit losses is a “critical accounting policy” as:

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

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

	At December 31,
	2025	2024
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Total assets	$266,648	$278,688
Cash and cash equivalents	34,042	53,481
Securities available for sale	78,719	71,249
Federal Home Loan Bank stock	605	585
Loans held for sale	4,459	1,218
Loans, net	128,635	130,356
Total deposits	181,472	190,156
Other borrowings	—	5,000
Total equity	79,974	76,490

Total Assets. Total assets decreased $12.1 million to $266.6 million as of December 31, 2025 compared to $278.7 million at December 31, 2024. The decrease was driven by a reduction in total deposits held at the bank, reducing cash and cash equivalents. Additionally, loans, net decreased.

Cash and cash equivalents. Cash and cash equivalents decreased $19.5 million to $34.0 million as of December 31, 2025, from $53.5 million at December 31, 2024. The decrease was driven by a reduction in total deposits, as well as purchases of securities available-for-sale throughout the year ended December 31, 2025. Additionally, the cash and cash equivalents balance at December 31, 2024 was higher due to timing of a loan sale, and cash coming in at the end of the year. Currently, the Bank holds a majority of the cash on hand at the Federal Reserve Bank of Chicago to keep the funds available to fund loan demand. Management continues to actively monitor our liquidity position on a daily basis and maintains levels of liquid assets deemed adequate.

Securities Available for Sale. Securities available-for-sale increased to $78.7 million as of December 31, 2025, compared to $71.2 million at December 31, 2024. The Bank purchased $10.8 million of securities available-for-sale during the year ended December 31, 2025. There were no sales of securities available-for-sale during the year ended December 31, 2025. During the year ended December 31, 2025, the Bank received principal payments of $5.8 million, had maturities of $1.1 million, had net premium amortization and discount accretion of $461,000 and had a decrease in the unrealized loss on the portfolio of $4.0 million. During the year the Bank purchased U.S. Treasury securities to replace the previously matured securities.

As of December 31, 2025, the securities available for sale portfolio included an unrealized loss position of $8.1 million, or 9.3% of the total book value of the portfolio. Management monitors the portfolio for credit losses and believes that the decline in value does not presently represent realized losses and is due to market volatility and increased market interest rates. While the Bank does not currently intend to sell securities in a loss position, management may consider the opportunity to reposition the investment securities portfolio in the future.

Loans held for sale. Our loans held for sale increased $3.3 million to $4.5 million at December 31, 2025 compared to $1.2 million at December 31, 2024. During the year ended December 31, 2025, the Bank originated $70.9 million in loans held for sale, transferred $7.8 million in loans to held for sale from the portfolio, and sold $75.5 million in loans held for sale.

Loans, net. Our loans, net, decreased by $1.8 million to $128.6 million at December 31, 2025 compared to $130.4 million at December 31, 2024. The Bank originated $36.5 million in loans to be held in the portfolio during the year ended December 31, 2025 and had loan principal payments and payoffs and changes to deferred fees and costs of $30.5 million. In an effort to continue to grow loan originations, the Bank hired two additional mortgage loan originators during the year ended December 31, 2025. The Bank sold $7.8 million in loans that were originally held in the portfolio to local community banks.

As of December 31, 2025, the allowance for credit losses on loans (“ACL”) totaled $1.1 million, a decrease of $73,000 compared to December 31, 2024. The decrease in the ACL is driven by a decrease in the portfolio loan balances and a reduction in proxy expected lifetime loss rates due to high credit quality of the portfolio and positive economic factors such as a stable inflation and unemployment rates. As of December 31, 2025, there were two loans individually assessed, both of which had no allowance for credit losses. As of December 31, 2025, the Bank has two non-accrual loans and two loans past due greater than 30 days. The Bank actively monitors the loan portfolio for signs of weakening credit quality, noting as of December 31, 2025 the portfolio remains of high quality with limited credit concerns.

Deposits. Total deposits decreased $8.7 million to $181.5 million at December 31, 2025 compared to $190.2 million at December 31, 2024. $3.3 million of the decrease was the result of maturities of time deposits that did not renew at the then offered rate. During the year ended December 31, 2025, the Bank saw increased competition in the time deposit market, primarily stemming from specials offered by credit unions in the market area. Additionally, money market and savings accounts decreased $3.2 million and $2.9 million, respectively during the year ended December 31, 2025. A portion of this decrease was driven by one large estate account that moved money in 2025, due to distributions of the estate. Non-interest bearing checking accounts increased $1.4 million for the year ended December 31, 2025. Based on current offering rates in our market area and our current deposit pricing strategy, as well as our strong historical deposit retention, management anticipates that a portion of the maturing time deposits will not renew, however a significant portion of maturing time deposits will be retained. Management continues to actively monitor the deposit balances and interest rates offered to maintain an adequate level of liquidity.

Other Borrowings. As of December 31, 2025, the Bank has no outstanding advances from FHLB Chicago, nor any additional borrowings outstanding. The Bank paid off the advance from FHLB Chicago totaling $5.0 million, in June 2025 that was outstanding as of December 31, 2024.

Total Equity. Total equity increased $3.5 million to $80.0 million at December 31, 2025. The increase is primarily due to a decrease in the unrealized loss position on the securities available-for-sale portfolio and an increase in additional paid-in capital as stock compensation continues to vest. These increases were offset by a decrease in retained earnings as a result of a net loss during the year.

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

	At or For the Year Ended December 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$136,849	$7,453	5.45%	$133,176	$6,785	5.09%
Interest-bearing bank deposits	45,119	1,737	3.85%	35,554	1,613	4.54%
Time deposits with other financial institutions	1,394	65	4.66%	1,647	85	5.16%
Securities available for sale	72,852	1,704	2.34%	76,260	1,783	2.34%
Federal Home Loan Bank stock	600	34	5.67%	576	38	6.60%
Total interest-earning assets	$256,814	$10,993	4.28%	$247,213	$10,304	4.17%
Noninterest-earning assets	19,513			19,626
Total assets	$276,327			$266,839
Interest-bearing liabilities:
Interest-bearing demand	$15,644	$8	0.05%	$15,316	$8	0.05%
Money market	27,749	174	0.63%	30,617	196	0.64%
Savings	40,749	61	0.15%	41,273	62	0.15%
Time deposits	92,696	3,174	3.42%	80,485	2,734	3.40%
Total interest-bearing deposits	$176,838	$3,417	1.93%	$167,691	$3,000	1.79%
Other borrowings	2,322	113	4.87%	5,000	243	4.86%
Total interest-bearing liabilities	$179,160	$3,530	1.97%	$172,691	$3,243	1.88%
Noninterest-bearing liabilities	19,407			17,162
Total liabilities	$198,567			$189,853
Equity	77,760			76,986
Total liabilities and equity	$276,327			$266,839
Net interest income		$7,463			$7,061
Interest rate spread(1)			2.31%			2.29%
Net interest-earning assets(2)	77,654			74,522
Net interest margin(3)			2.91%			2.86%
Average interest-earning assets to average-interest bearing liabilities	143.34%			143.15%

(1)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(2)	Equals total interest-earning assets less total interest-bearing liabilities.
(3)	Equals net interest income divided by average interest-earning assets.

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

	Years Ended December 31, 2025 vs. 2024
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$189	$479	$668
Federal funds sold and interest-bearing deposits in other banks	393	(269)	124
Time deposits in other banks	(12)	(8)	(20)
Investment securities	(78)	(1)	(79)
FHLB of Chicago stock	2	(6)	(4)
Total interest-earning assets	$494	$195	$689
Interest-bearing liabilities:
Interest-bearing demand	$—	$—	$—
Money market	(18)	(4)	(22)
Savings	(1)	—	(1)
Time deposit	420	20	440
Total interest-bearing deposits	$401	$16	$417
Other borrowings	(130)	—	(130)
Total interest-bearing liabilities	$271	$16	$287
Change in net interest income	$223	$179	$402

Comparison of Operating Results for the Years Ended December 31, 2025 and 2024

General. For the year ended December 31, 2025, we had a net loss of $386,000, compared to a net loss of $789,000 for the year ended December 31, 2024. The decrease in net loss for the year-ended December 31, 2025 is primarily attributable to an increase in net interest income, an increase in noninterest income, and a reversal of provision for credit losses.

Net Interest Income. Net interest income increased $402,000, to $7.5 million for year ended December 31, 2025 compared to $7.1 million for the year ended December 31, 2024. Our interest rate spread increased to 2.31% for the year ended December 31, 2025 from 2.29% for the year ended December 31, 2024. Our net interest margin increased to 2.91% for the year ended December 31, 2025 compared to 2.86% for the year ended December 31, 2024. The increases are driven by an increase in yields earned on loans, driving an overall increase in yields on interest-earning assets.

Average interest-earning assets of $256.8 million for the year ended December 31, 2025 increased $9.6 million compared to $247.2 million for the year ended December 31, 2024. The increase in average earning assets was driven by an increase in loans and interest-bearing deposits at other banks, funded by an increase in average deposit balances during the year and reduction in investment securities. The average outstanding balance of loans, net increased to $136.8 million for the year ended December 31, 2025, an increase of $3.6 million from $133.2 million for the year ended December 31, 2024. Additionally, the average yield earned on those loans outstanding increased 36 basis points to 5.45% for the year ended December 31, 2025. This increase is a result of an increased loan demand for specialty portfolio products which are originated at higher interest rates and with additional origination fees.

The cost of interest-bearing liabilities increased 9 basis points for the year ended December 31, 2025 compared to the year ended December 31, 2024. The net increase in our funding costs was primarily due to a shift in our deposit balances, with an increased percentage of the total portfolio being related to higher-rate time deposits compared to core deposits.

Provision for Credit Losses.  During the year ended December 31, 2025, we recorded a reversal of provision for credit losses of $(192,000), comprised of $(172,000) reversal of provision for credit losses on loans and $(20,000) reversal provision for credit losses related to unfunded commitments.

We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loan and available-for-sale securities portfolios.

Noninterest Income. The following table shows the components of noninterest income for the periods presented.

	For the Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Noninterest income:
Gain on sale of mortgage loans	$1,565	$1,245
Rental income on office building	65	64
Service charges on deposits	252	256
Increase in cash surrender value of BOLI	233	220
Other	157	156
Total noninterest income	$2,272	$1,941

For the year ended December 31, 2025 compared to the same period ended December 31, 2024, noninterest income increased $331,000 to $2.3 million.  The increase was driven by an increase in the gain on sale of mortgage loans. The increase in gain on sale of mortgages was primarily the result of an overall increase in total mortgage loans originated during the period. During the year ended December 31, 2025, we sold 244 loans totaling $75.5 million for a gain on sale of $1.6 million. During the year ended December 31, 2024, we sold 199 loans totaling $53.1 million for a gain on sale of $1.2 million. Included in the number and amount of loans sold during the periods were loans sold that were originated as held for investment, but subsequently sold to local community banks, totaling $7.8 million, for a total gain on sale of $321,000, and $8.4 million, for a total gain on sale of $352,000, for the years ended December 31, 2025 and 2024, respectively.

Noninterest Expense. The following table shows the components of noninterest expense for the periods presented.

	For the year ended December 31,
	2025	2024
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$6,266	$5,939
Equipment and occupancy	875	782
Data processing	951	884
Professional services	570	513
Advertising	141	286
Supervisory fees and assessments	150	142
Loan expenses	301	212
Deposit expenses	292	239
Director fees	210	215
Other	557	508
Total noninterest expense	$10,313	$9,720

Noninterest expenses increased $593,000 for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in noninterest expenses was primarily driven by increases in salaries and employee benefits.  The average number of employees increased to 51 for the year ended December 31, 2025 compared to 50 for the year ended December 31, 2024. The increase in salaries and employee benefits primarily stemmed from a 4% increase in salaries recognized during the year. Additionally, the Bank was able to defer more compensation expense related to loan originations for the year ended December 31, 2024 due to a larger number of loans originated for the loan portfolio. These costs are then amortized as a yield adjustment over the life of the loans. The Bank recognized an 11% increase in employee health insurance costs during the year as well as a 15% increase in 401K employer contributions. We believe that our ability to attract and retain top quality employees is a key to our future success. We continue to elevate individuals from within the organization into new roles.

Marketing and advertising costs decreased during 2025 as a result of marketing initiatives in 2024 that did not continue into 2025. Data processing expenses increased as we have continued to invest in systems and processes to improve the lending experience for our customers as well as implement efficiencies within our internal processes. Loan expenses increased as a result of an increase in loan originations during the year. Equipment and occupancy costs increased as a result of various maintenance projects that were completed in 2025 for the three full service branches.

Provision for Income Tax Expense. During the year ended December 31, 2025, the Bank recorded no income tax expense. The increase in valuation allowance of $196,000 was offset by an equal deferred tax benefit.

Federal net operating losses as of December 31, 2025 are $7.4 million, of which $1.3 million is subject to expire in 2027, the remainder does not expire. State net operating losses as of December 31, 2025 are $6.1 million and will begin expiring in 2026. During the year ended December 31, 2025, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing net operating losses. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the four-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2025, a valuation allowance of $3.2 million, against the net deferred tax assets has been recorded.

There were no uncertain tax positions outstanding as of December 31, 2025 and 2024. As of December 31, 2025, tax years remaining open for State of Illinois and Wisconsin were 2021 through 2024. Federal tax years that remained open were 2022 through 2024. As of December 31, 2025, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

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

Net Portfolio Value Analysis. Our interest rate sensitivity is monitored by management through the use of models which generate estimates of the change in its net portfolio value ("NPV") over a range of interest rate scenarios. NPV represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities (that is, the difference between incoming and outgoing discounted cash flows of assets and liabilities) with adjustments made for off-balance sheet items. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OCC provides a quarterly report on the potential impact of interest rate changes upon the market value of portfolio equity. Management reviews the quarterly reports from the OCC, which show the impact of changing interest rates on net portfolio value. The following table sets forth our NPV as of December 31, 2025 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest				NPV as % of
Rates In Basis Points	Net Portfolio Value			Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
(Dollars in thousands)
300bp	$66,209	$(7,209)	(9.8)%	27.4%	(0.8)%
200	69,116	(4,302)	(5.9)%	27.9%	(0.3)%
100	71,735	(1,683)	(2.3)%	28.3%	0.1%
Static	73,418	—	—	28.2%	—
-100	74,891	1,473	2.0%	28.0%	(0.2)%
-200	75,337	1,919	2.6%	27.5%	(0.7)%

Net Interest Income Analysis. In addition to modeling changes in NPV, we also analyze potential changes to net interest income (“NII”) for a 12-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2025.

Change in Interest
Rates in Basis Points	Net Interest
(Rate Shock)	Income	$ Change	% Change
(Dollars in thousands)
300bp	$7,526	$63	0.8%
200	7,677	214	2.9%
100	7,698	235	3.1%
Static	7,463	—	0.0%
-100	7,120	(343)	(4.6)%
-200	6,727	(736)	(9.9)%

The table above indicates that as of December 31, 2025, in the event of an immediate and sustained 300 basis point increase in interest rates, our net interest income for the twelve months ending December 31, 2025 would be expected to increase by $63,000, or 0.8% to $7.5 million.

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

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from the sale and maturities of securities. We also have the ability to borrow from the FHLB of Chicago and a $10.0 million unsecured Fed Funds facility with BMO Harris Bank. The Bank is eligible to borrow up to a total of $79.1 million and $78.1 million at December 31, 2025 and 2024, respectively, which would be collateralized by $105.1 million and $103.8 million of first mortgage loans under a blanket lien arrangement at December 31, 2025 and 2024, respectively. Additionally, we had no outstanding balance with BMO Harris Bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $4.1 million and $9.4 million for the years ended December 31, 2025 and 2024, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $9.8 million and $8.2 million for the years ended December 31, 2025 and 2024, respectively. Net cash (used in) provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB of Chicago advances, was $(13.7) million and $20.8 million for the years ended December 31, 2025 and 2024, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2025, totaled $64.3 million. While we historically have experienced strong deposit retention, many of the new time deposits were brought in with a growth pricing strategy. As such, we expect a decrease in the time deposits as these mature during 2026. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

As of December 31, 2025, North Shore Trust and Savings was well capitalized under the regulatory framework for prompt corrective action. North Shore Trust and Savings’ Tier 1 capital to Average Assets was 24.32% and 23.53% at December 31, 2025 and 2024, respectively.

Commitments. At December 31, 2025, we had $1.6 million of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $7.2 million at December 31, 2025. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2025.

	Total Amounts Committed at	Amount of Commitment Expiration – Per Period
	December 31, 2025	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Unused line of credit	$7,220	$556	$235	$437	$5,992
Commitments to originate loans	1,586	1,586	—	—	—
Total commitments	$8,806	$2,142	$235	$437	$5,992

Cash Obligations. The following table summarizes our cash obligations at December 31, 2025.

	Total at	Payments Due By Period
	December 31, 2025	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Time deposits	$89,482	$64,305	$17,922	$7,255	$—
Other borrowings	—	—	—	—	—
Total cash obligations	$89,482	$64,305	$17,922	$7,255	$—

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

Current Accounting Developments

On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and (2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted this standard effective for its fiscal year ended December 31, 2025, and did not have a material impact on the consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40).”The pronouncement requires public entities to disclose additional information about specific expense categories in the notes to the financial statements. The guidance is effective for public business entities for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing ASU 2024-03 and its impact on its Consolidated Financial Statements and disclosures, and does not expect the amendments to have a material impact to the annual financial statements of the Company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls & Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by NSTS Bancorp, Inc. in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to NSTS Bancorp, Inc.'s management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of NSTS Bancorp, Inc.’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Chief Executive Officer and our Chief Financial Officer have determined that NSTS Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2025, based on the specified criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, NSTS Bancorp, Inc.’s internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference to the sections captioned “Proposal I – Election of Directors” and "Stockholder Proposals and Nominations" in NSTS Bancorp, Inc.'s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year (the “Proxy Statement”).

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the sections captioned “Executive and Director Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2025 regarding the Company’s equity compensation plans that have been approved by shareholders. The Company has no equity-based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and rights (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available for Issuance Under Plan (3)
2023 Equity Incentive Plan	467,500	$9.61	26,296
Total	467,500	$9.61	26,296

(1)    Consists of outstanding stock options to purchase 467,500 shares of common stock granted under the Company’s stock-based compensation plans.

(2)    Represents the weighted average exercise price of stock options granted in 2023 and 2024. There were no stock options granted during 2025.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

Exhibit Number
2.1	Plan of Conversion of North Shore MHC, as amended (1)

3.1	Certificate of Incorporation of NSTS Bancorp, Inc. (1)

3.2	Bylaws of NSTS Bancorp, Inc. (1)

3.3	Amendment to Article III, Section 12 of the Bylaws of NSTS Bancorp, Inc. (3)

4.1	Description of NSTS Bancorp, Inc.'s securities registered under the Securities Exchange Act of 1934, as amended

10.1	Amended and Restated Employment Agreement by and among NSTS Bancorp, Inc., North Shore Trust and Savings and Stephen G. Lear dated March 27, 2024* (6)

10.2	Employment Agreement by and among NSTS Bancorp, Inc., North Shore Trust and Savings and Nathan E. Walker dated March 27, 2024* (6)

10.3	Change in Control Severance Agreement by and between North Shore Trust and Savings and Carissa H. Schoolcraft dated January 18, 2022*(2)

10.4	Change in Control Severance Agreement by and between North Shore Trust and Savings and Amy L. Avakian dated January 18, 2022*(2)

10.5	Change in Control Severance Agreement by and between North Shore Trust and Savings and Christine E. Stickler dated January 18, 2022*(2)

10.6	NSTS Bancorp, Inc. 2023 Equity Incentive Plan*(4)

10.7	Form of Restricted Stock Award Grant Notice under the NSTS Bancorp, Inc. 2023 Equity Incentive Plan*(5)

10.8	Form of Stock Option Grant Notice under the NSTS Bancorp, Inc. 2023 Equity Incentive Plan*(5)

19.1	Insider Trading Policy (6)

21.1	Subsidiaries of NSTS Bancorp, Inc.

23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC

24.1	Power of Attorney (set forth on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Concerning Recovery of Erroneously Awarded Compensation (7)

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

(6) Filed as an exhibit to NSTS Bancorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-41232) and incorporated herein by reference.

(7) Filed as an exhibit to NSTS Bancorp, Inc's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-41232) and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENT OF NSTS BANCORP, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

NSTS Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NSTS Bancorp, Inc. and its Subsidiary (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 27, 2026

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	Year ended December 31,
	2025	2024
	(Dollars in thousands)
Assets:
Cash and due from banks	$1,242	$1,223
Interest-bearing bank deposits	32,800	52,258
Cash and cash equivalents	34,042	53,481
Time deposits with other financial institutions	1,245	1,494
Securities available for sale	78,719	71,249
Federal Home Loan Bank stock (FHLB)	605	585
Loans held for sale	4,459	1,218
Loans, net of unearned income	129,763	131,557
Allowance for credit losses on loans	(1,128)	(1,201)
Loans, net	128,635	130,356
Premises and equipment, net	5,113	5,311
Accrued interest receivable	925	870
Bank-owned life insurance (BOLI)	9,894	9,661
Other assets	3,011	4,463
Total assets	$266,648	$278,688
Liabilities:
Deposits:
Noninterest bearing	$13,306	$11,896
Interest-bearing
Demand and NOW checking	14,289	14,930
Money market	25,735	28,967
Savings	38,660	41,544
Time deposits over $250,000	23,370	21,990
Other time deposits	66,112	70,829
Total deposits	181,472	190,156
Escrow deposits	1,599	1,739
Other borrowings	—	5,000
Accrued expenses and other liabilities	3,603	5,303
Total liabilities	186,674	202,198
Stockholders' equity:
Common stock	56	56
Treasury stock, at cost	(3,087)	(3,240)
Additional paid-in capital	52,348	51,684
Retained earnings	39,880	40,266
Unallocated common shares held by ESOP	(3,462)	(3,670)
Accumulated other comprehensive loss, net	(5,761)	(8,606)
Total stockholders' equity	79,974	76,490
Total liabilities and stockholders' equity	$266,648	$278,688

	December 31, 2025	December 31, 2024
	Common Stock	Common Stock
Par value	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares issued	5,599,859	5,601,859
Shares outstanding	5,261,533	5,249,826
Treasury shares	338,326	352,033

See accompanying notes to consolidated financial statements

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended December 31,
	2025	2024
	(Dollars in thousands)
Interest income:
Loans, including fees	$7,453	$6,785
Securities
Taxable	1,463	1,539
Tax-exempt	241	244
Federal funds sold and other	1,737	1,613
Time deposits with other financial institutions	65	85
FHLB stock	34	38
Total interest income	10,993	10,304
Interest expense:
Deposits	3,417	3,000
Other borrowings	113	243
Total interest expense	3,530	3,243
Net interest income	7,463	7,061
(Reversal of) provision for credit losses	(192)	71
Net interest income after provision for credit losses	7,655	6,990
Noninterest income:
Gain on sale of mortgage loans	1,565	1,245
Rental income on office building	65	64
Service charges on deposits	252	256
Increase in cash surrender value of BOLI	233	220
Other	157	156
Total noninterest income	2,272	1,941
Noninterest expense:
Salaries and employee benefits	6,266	5,939
Equipment and occupancy	875	782
Data processing	951	884
Professional services	570	513
Advertising	141	286
Supervisory fees and assessments	150	142
Loan expenses	301	212
Deposit expenses	292	239
Director fees	210	215
Other	557	508
Total noninterest expense	10,313	9,720
Loss before income taxes	(386)	(789)
Income tax expense	—	—
Net loss	$(386)	$(789)
Basic and diluted loss per share	(0.08)	(0.16)
Weighted average shares outstanding	4,887,508	4,911,461

See accompanying notes to consolidated financial statements

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2025	2024
	(Dollars in thousands)
Net loss	$(386)	$(789)
Unrealized net holding gain (loss) on securities
Unrealized net holding gain (loss) on securities arising during period	3,979	(535)
Tax effect	(1,134)	152
Other comprehensive income (loss), net of taxes	2,845	(383)
Comprehensive income (loss)	$2,459	$(1,172)

See accompanying notes to consolidated financial statements

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

						Accumulated
						other	Unallocated
	Common	Common	Treasury	Additional	Retained	comprehensive	Common Shares
	Shares	Stock	Stock	Paid-In Capital	earnings	loss	Held by ESOP	Total
		(Dollars in thousands)
Balance at January 1, 2024	5,315,261	$56	$(2,381)	$50,920	$41,055	$(8,223)	$(3,882)	$77,545
Net loss	—	—	—	—	(789)	—	—	(789)
ESOP shares committed to be released	—	—	—	2	—	—	212	214
Purchase of treasury stock from stock repurchase program	(93,732)	—	(970)	—	—	—	—	(970)
Purchase of treasury stock from taxes withheld on net share settlement of restricted stock awards	(11,403)	—	(109)	—	—	—	—	(109)
Reissuance of treasury stock for options exercised	23,000	—	220	(5)	—	—	—	215
Compensation cost for stock options and restricted stock	—	—	—	767	—	—	—	767
Issuance of common shares for the restricted stock plan	16,700	—	—	—	—	—	—	—
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	(383)	—	(383)
Balance at December 31, 2024	5,249,826	$56	$(3,240)	$51,684	$40,266	$(8,606)	$(3,670)	$76,490
Net loss	—	—	—	—	(386)	—	—	(386)
ESOP shares committed to be released	—	—	—	38	—	—	208	246
Forfeiture of stock options and restricted stock	(2,000)	—	—	(8)	—	—	—	(8)
Purchase of treasury stock from taxes withheld on net share settlement of restricted stock awards	(9,293)	—	(114)	—	—	—	—	(114)
Compensation cost for stock options and restricted stock	—	—	—	686	—	—	—	686
Reissuance of treasury stock for stock options exercised	23,000	—	267	(52)	—	—	—	215
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	2,845	—	2,845
Balance at December 31, 2025	5,261,533	$56	$(3,087)	$52,348	$39,880	$(5,761)	$(3,462)	$79,974

See accompanying notes to consolidated financial statements

NSTS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended December 31,
	2025	2024
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(386)	$(789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	302	293
Securities amortization and accretion, net	461	515
Loans originated for sale	(70,902)	(45,583)
Proceeds from sales of loans held for sale	77,060	54,374
Gain on sale of mortgage loans	(1,565)	(1,245)
(Reversal of) provision for credit losses	(192)	71
Earnings on bank owned life insurance	(233)	(220)
ESOP expense	246	214
Stock based compensation expense, net of forfeitures	678	767
Change in deferred income taxes	1,134	(152)
Net change in accrued interest receivable and other assets	(871)	(46)
Net change in accrued expenses and other liabilities	(1,680)	1,234
Net cash provided by operating activities	4,052	9,433
Cash flows from investing activities:
Net change in portfolio loans	(5,941)	(18,142)
Principal repayments on mortgage-backed securities	5,817	5,536
Purchases of securities available for sale	(10,849)	—
Maturities and calls of securities available for sale	1,080	4,300
Purchase of Federal Home Loan Bank stock	(20)	(35)
Net change in time deposits with other financial institutions	249	497
Purchases of premises and equipment, net	(104)	(319)
Net cash used in investing activities	(9,768)	(8,163)
Cash flows from financing activities:
Net change in deposits	(8,684)	21,330
Net change in escrow deposits	(140)	357
Repayment of FHLB advance	(5,000)	—
Purchase of treasury stock	—	(970)
Purchase of treasury stock from taxes withheld on net share settlement of restricted stock awards	(114)	(109)
Proceeds from exercise of stock options	215	215
Net cash (used in) provided by financing activities	(13,723)	20,823
Net change in cash and cash equivalents	(19,439)	22,093
Cash and cash equivalents at beginning of period	53,481	31,388
Cash and cash equivalents at end of period	$34,042	$53,481
Supplemental disclosures of cash flow information:
Loans transferred to held for sale from portfolio, net	$7,834	$8,384
Cash paid during the period for: Interest	3,556	3,255

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

The Bank operates primarily in the northern suburbs of Chicago, Illinois. The Bank offers a variety of financial services to customers in the surrounding communities. Financial services consist primarily of one to four-family mortgage loans, savings accounts, and certificate of deposit accounts. There are no significant concentrations of loans to any one industry or customer. The Bank’s exposure to credit risk is significantly affected by changes in the economy in the Bank’s market area.

All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in prior year financial statements have been reclassified to conform to the 2025 presentation.

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will sell, the security before recovery of its amortized cost basis.  If either of the aforementioned criteria exists, the Company will record an ACL related to securities available-for-sale with an offsetting entry to the provision for credit losses on securities on the statement of operations. Losses are charged against the allowance when management believes the available-for-sale security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale securities, totaling $326,000 and $278,000 as of December 31, 2025 and 2024, respectively, is excluded from the estimate of credit losses.  If either of these criteria does not exist, the Company will evaluate the securities individually to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors, such as market interest rate fluctuations.

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

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market price and is carried at cost of $605,000 and $585,000 at December 31, 2025 and 2024, respectively, and is evaluated for impairment at each reporting date.

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

The Company’s ACL methodology is intended to reflect all loan portfolio risk, but management recognizes the inability to accurately depict all future credit losses in a current ACL estimate, as the impact of various factors cannot be fully known.  Accrued interest receivable on loans, totaling $577,000 and $560,000 as of December 31, 2025 and 2024, respectively, is excluded from the amortized cost basis of financing receivables for the purpose of determining the allowance for credit losses.

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

Note 2: Securities

The amortized cost and estimated fair value of debt securities at December 31, 2025 and 2024, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties, therefore, these securities have been included in 1 to 5 years based on average remaining life.

December 31, 2025	U.S. Treasuries	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
		(Dollars in thousands)
1 year or less	$—	$—	$198	$—	$1,412	$1,610
1 to 5 years	7,085	7,208	1,202	8,860	17,757	42,112
5 to 10 years	—	1,326	3,642	14,336	5,918	25,222
After 10 years	—	—	7,104	573	2,098	9,775
Fair value	$7,085	$8,534	$12,146	$23,769	$27,185	$78,719
Gross unrealized gains	4	—	—	—	1	5
Gross unrealized losses	(7)	(685)	(1,829)	(2,990)	(2,552)	(8,063)
Amortized cost	$7,088	$9,219	$13,975	$26,759	$29,736	$86,777

December 31, 2024	U.S. Treasuries	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
		(Dollars in thousands)
1 year or less	$—	$1,000	$—	$—	$—	$1,000
1 to 5 years	—	3,047	1,452	8,971	15,086	28,556
5 to 10 years	—	4,610	2,401	15,794	7,786	30,591
After 10 years	—	—	7,883	1,150	2,069	11,102
Fair value	$—	$8,657	$11,736	$25,915	$24,941	$71,249
Gross unrealized gains	—	—	—	—	—	—
Gross unrealized losses	—	(1,062)	(2,367)	(4,766)	(3,842)	(12,037)
Amortized cost	$—	$9,719	$14,103	$30,681	$28,783	$83,286

As of December 31, 2025 and 2024, no securities were pledged to secure public deposits or for other purposes as required or permitted by law. At December 31, 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of equity.

Information pertaining to securities with gross unrealized losses at December 31, 2025 and 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2025	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Treasuries	$2,990	$7	$—	$—	$2,990	$7
U.S. government agency obligations	1,000	1	7,534	684	8,534	685
Municipal obligations	—	—	12,146	1,829	12,146	1,829
Mortgage-backed residential obligations	—	—	23,769	2,990	23,769	2,990
Collateralized mortgage obligations	1,530	24	24,654	2,528	26,184	2,552
Total	$5,520	$32	$68,103	$8,031	$73,623	$8,063
December 31, 2024
U.S. government agency obligations	$—	$—	$8,657	$1,062	$8,657	$1,062
Municipal obligations	467	28	11,269	2,339	11,736	2,367
Mortgage-backed residential obligations	—	—	25,915	4,766	25,915	4,766
Collateralized mortgage obligations	—	—	24,941	3,842	24,941	3,842
Total	$467	$28	$70,782	$12,009	$71,249	$12,037

At December 31, 2025 and 2024, certain investment securities were in unrealized loss positions. There were no securities with identified credit losses at December 31, 2025 and 2024. Unrealized losses have not been recognized into income because, based on management's evaluation, the decline in fair value is largely due to increased market rates, temporary market conditions and trading spreads, and, as such, are considered to be temporary by the Bank. In addition, management has the intent and ability to hold the securities until they mature or they recover their carrying values.

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

The Bank holds two classifications of municipal bonds, general obligation bonds and revenue bonds. General obligation bonds are backed by the general revenue of the issuing municipality, while revenue bonds are supported by a specific revenue source. All general obligation and revenue bonds have a bond rating of investment grade by Standard and Poor's or Moody's Investor Services or are not rated. There have been no declines in investment grade ratings on bonds in a loss position and as of December 31, 2025, all municipal bonds are paying as agreed.

There were no sales of securities for the years ended December 31, 2025 and 2024.

Note 3: Loans

A summary of loans by major category as of December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
First mortgage loans
1-4 family residential	$118,222	$119,409
Multi-family	3,240	3,368
Commercial	3,813	4,197
Construction	3,921	3,651
Total first mortgage loans	129,196	130,625
Consumer loans	268	282
Total loans	129,464	130,907
Net deferred loan costs	299	650
Allowance for credit losses on loans	(1,128)	(1,201)
Total loans, net	$128,635	$130,356

First mortgage loans serviced and subserviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balance of these loans totaled $41.0 million and $13.9 million at December 31, 2025 and 2024, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were $480,000 and $236,000 at December 31, 2025 and 2024, respectively.

In the normal course of business, loans are made by the Bank to directors and officers of the Company and the Bank (related parties). The terms of these loans, including interest rate and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectability. At December 31, 2025 and 2024, such borrowers were indebted to the Bank in the aggregate amount of $564,000 and $587,000, respectively.

Note 4: Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the years ended December 31, 2025 and 2024:

	December 31, 2025
	1-4 family residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Year ended:
Beginning balance	$1,056	$37	$41	$65	$2	$1,201
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	99	99
Net recoveries (charge-offs)	—	—	—	—	99	99
(Release of) Provision for credit losses	(67)	2	(4)	(4)	(99)	(172)
Ending balance	$989	$39	$37	$61	$2	$1,128

	December 31, 2024
	1-4 family residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Year ended:
Beginning balance	$1,094	$40	$37	$4	$1	$1,176
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
Provision for (release of) credit losses	(38)	(3)	4	61	1	25
Ending balance	$1,056	$37	$41	$65	$2	$1,201

The ACL on loans excludes $40,000 and $60,000 of allowance for off-balance sheet exposures as of December 31, 2025 and 2024, respectively, recorded within Other Liabilities on the Consolidated Balance Sheets. Off-balance sheet exposures consist of unused lines of credit, the unused portion of construction loans and commitments to originate loans. The net release of provision for credit losses for the year ended December 31, 2025 in the table above excludes a release of provision for credit losses of $20,000 related to off balance sheet exposures. The net provision for credit losses for the year ended December 31, 2024 in the table above excludes a provision for credit losses of $46,000 related to off balance sheet exposures.

There were two collateral dependent loans, totaling $284,000, as of December 31, 2025 in the one to four-family residential loan segment. These loans are collateralized by residential real estate and have no ACL as of December 31, 2025. There were no other collateral dependent loans as of December 31, 2025. There were no collateral dependent loans as of December 31, 2024.

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

The following tables present the credit risk profile of the Company's loan portfolio based on risk rating category and year of origination as of December 31, 2025 and 2024.

	As of December 31, 2025
	Term loans amortized cost basis by origination year
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$16,653	$13,335	$16,423	$10,870	$16,434	$37,769	$6,454	$—	117,938
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	262	—	—	—	22	—	—	284
Total 1-4 family residential	16,653	13,597	16,423	10,870	16,434	37,791	6,454	—	118,222
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Multi-family
Pass	—	507	—	—	221	2,512	—	—	3,240
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total multi-family	—	507	—	—	221	2,512	—	—	3,240
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	—	—	165	—	92	2,834	722	—	3,813
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total commercial	—	—	165	—	92	2,834	722	—	3,813
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	2,156	1,676	89	—	—	—	—	—	3,921
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total construction	2,156	1,676	89	—	—	—	—	—	3,921
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Pass	130	46	47	40	3	2	—	—	268
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total consumer	130	46	47	40	3	2	—	—	268
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Total
Pass	18,939	15,564	16,724	10,910	16,750	43,117	7,176	—	129,180
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	262	—	—	—	22	—	—	284
Total	18,939	15,826	16,724	10,910	16,750	43,139	7,176	—	129,464
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—

	As of December 31, 2024
	Term loans amortized cost basis by origination year
	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$20,577	$20,986	$12,421	$18,074	$43,245	$4,106	$—	$119,409
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total 1-4 family residential	20,577	20,986	12,421	18,074	43,245	4,106	—	119,409
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	515	—	—	230	2,623	—	—	3,368
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multi-family	515	—	—	230	2,623	—	—	3,368
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial
Pass	148	301	—	96	3,158	494	—	4,197
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total commercial	148	301	—	96	3,158	494	—	4,197
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Construction
Pass	3,134	517	—	—	—	—	—	3,651
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction	3,134	517	—	—	—	—	—	3,651
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Consumer
Pass	127	77	58	18	2	—	—	282
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer	127	77	58	18	2	—	—	282
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total
Pass	24,501	21,881	12,479	18,418	49,028	4,600	—	130,907
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	24,501	21,881	12,479	18,418	49,028	4,600	—	130,907
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—

The aging of the Bank’s loan portfolio as of December 31, 2025 and 2024, is as follows:

	31-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loan Balance
	(Dollars in thousands)
December 31, 2025
1-4 family residential	$641	$—	$284	$925	$117,297	$118,222
Multi-family	—	—	—	—	3,240	3,240
Commercial	—	—	—	—	3,813	3,813
Construction	—	—	—	—	3,921	3,921
Consumer	—	—	—	—	268	268
Total	$641	$—	$284	$925	$128,539	$129,464
December 31, 2024
1-4 family residential	$371	$—	$—	$371	$119,038	$119,409
Multi-family	—	—	—	—	3,368	3,368
Commercial	—	—	—	—	4,197	4,197
Construction	—	—	—	—	3,651	3,651
Consumer	—	—	—	—	282	282
Total	$371	$—	$—	$371	$130,536	$130,907

The following table presents the amortized cost basis of loans on nonaccrual status recorded at December 31, 2025 and 2024. As of January 1, 2024, the amortized cost basis of loans on nonaccrual status was $200,000.

	December 31, 2025		December 31, 2024
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
(Dollars in thousands)
First mortgage loans
1-4 family residential	$284	$284	$—	$—
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Consumer loans	—	—	—	—
Total loans	$284	$284	$—	$—

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans. There were no modifications on loans to borrowers experiencing financial difficulty during the year ended December 31, 2025 and 2024.

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $262,000 as of December 31, 2025. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of December 31, 2024.

Note 5: Premises and Equipment

The components of premises and equipment as of December 31, 2025 and 2024, are as follows:

	2025	2024
	(Dollars in thousands)
Land and improvements	$2,951	$2,940
Building and improvements	7,313	7,274
Furniture and equipment	1,531	1,477
Total gross equipment	11,795	11,691
Less accumulated depreciation	6,682	6,380
Premises and equipment, net	$5,113	$5,311

Depreciation expense was $302,000 and $293,000 for the years ended December 31, 2025 and 2024, respectively.

Note 6: Deposits

As of December 31, 2025, for the years below ended December 31, the scheduled maturities of time deposits are as follows:

Years Ended	Amount
(Dollars in thousands)
2026	$64,305
2027	9,485
2028	8,437
2029	4,917
2030 and beyond	2,338
Total	$89,482

In the normal course of business, deposit accounts are held by directors and officers of the Bank (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At December 31, 2025 and 2024, total deposits held by directors and officers of the Company and the Bank were $1.3 million and $1.1 million, respectively.

The amount of our time deposits with accounts over the FDIC's insurance limit of $250,000 was $23.4 million and $22.0 million at December 31, 2025 and 2024, respectively.

Note 7: Other Borrowings

There were no additional borrowings made during the year ended December 31, 2025. In June 2023, the Company borrowed $5.0 million from the FHLB Chicago at a rate of 4.78% for 24 months, payable on June 20, 2025. The advance was collateralized by loans pledged to the FHLB and was paid at maturity.

The following table shows certain information regarding our borrowings at or for the dates indicated:
	At or For the Year Ended December 31,
	2025	2024
	(Dollars in thousands)
FHLB of Chicago advances and other borrowings:
Average balance outstanding	$2,322	$5,000
Maximum amount outstanding at any month-end during the period	5,000	5,000
Balance outstanding at end of period	—	5,000
Average interest rate during the period	4.8%	4.8%
Weighted average interest rate at end of period	—	4.8%

The following table shows the outstanding advances, additional borrowing capacity and total borrowing capacity from the FHLB Chicago at the dates presented.

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Outstanding advances	$—	$5,000
Additional borrowing capacity	79,103	73,094
Total borrowing capacity	$79,103	$78,094

The eligible borrowings are collateralized by  $105.1 million and  $103.8 million of first mortgage loans under a blanket lien arrangement at December 31, 2025 and 2024 , respectively. Additionally, at December 31, 2025 and 2024 we had a $10.0 million uncommitted, unsecured line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2025 and 2024.

Note 8: Income Taxes

Income tax expense for the years ended December 31, 2025 and 2024, is summarized as follows:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Loss from continuing operations before income tax expense (benefit) (1)	$(386)	$(789)
Income tax expense (benefit) from continuing operations
Current expense
Federal	$—	$—
State	—	—
Total current expense	—	—

Deferred (benefit) expense
Federal	$(147)	$(406)
State	(49)	17
Change in valuation allowance	196	389
Total deferred expense	—	—
Total income tax expense	$—	$—

(1) No foreign activity.

The difference between the income tax expense shown on the statements of operations and the amounts computed by applying the statutory federal income tax rate to income before income taxes is primarily due to tax-exempt income, the change in valuation allowance, and the adjustment of deferred taxes for enacted changes in tax laws. The provision for income taxes differs from that computed are as follows:

	Year Ended December 31,
	2025		2024
	(Dollars in thousands)
Tax benefit at statutory federal rate of 21% applied to income before income tax benefit	$81	21.0%	$166	21.0%
State income tax benefit, net of federal effect	29	7.5%	59	7.5%
Tax-exempt security and loan income, net of TEFRA adjustments	45	11.6%	45	5.7%
BOLI	49	12.7%	46	5.9%
Change in valuation allowance	(196)	(50.8)%	(389)	(49.3)%
Other	(8)	(2.0)%	73	9.3%
Effective tax rate	$—	0.0%	$—	0.0%

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the period in which the temporary differences are expected to be recovered or settled. Net deferred tax assets are included in accrued interest receivable and other assets in the Consolidated Balance Sheets.

The significant components of the Corporation’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Deferred tax assets
Allowance for credit losses	$345	$364
Deferred compensation	572	635
Retirement plans	258	162
Premises held for sale impairment	101	101
Unrealized loss on securities available-for-sale	2,297	3,431
Federal net operating loss carryforwards	1,564	1,405
Other	—	7
State net operating loss carryforwards	564	515
Gross deferred tax assets	5,701	6,620
Valuation allowance	(3,246)	(3,050)
Net deferred tax assets	2,455	3,570
Deferred tax liabilities
FHLB stock dividends	(101)	(101)
Accumulated depreciation	(57)	(38)
Deferred tax liabilities	(158)	(139)
Net deferred tax asset	$2,297	$3,431

The Bank does not expect the total amount of unrecognized tax benefits to change significantly in the next twelve months. Gross Federal net operating losses (NOL) as of December 31, 2025 and 2024 are $7.4 million, and $6.7 million, respectively. A portion of the Federal NOL, related to charitable contributions, totaling $1.3 million, as of December 31, 2025, will expire in 2027. The remainder of the Federal NOL does not expire. NOL carryforwards for state income tax purposes were approximately $6.1 million and $5.4 million at December 31, 2025 and 2024, respectively, and will begin expiring in 2026. During 2025, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the five-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2025, a valuation allowance of $3.2 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

The Bank did not pay any federal nor state income taxes during the years ending December 31, 2025 and 2024.

There were no uncertain tax positions outstanding as of December 31, 2025 and 2024. As of December 31, 2025, tax years remaining open for State of Illinois and Wisconsin were 2021 through 2024. Federal tax years that remained open were 2022 through 2024. As of December 31, 2025, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, common equity Tier 1 capital to total risk-weighted assets and of Tier I capital to average assets, as such individual components and calculations are defined by related standards. As of December 31, 2025, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category.

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. The CBLR is the ratio of a bank's tangible Tier 1 equity capital to average total consolidated assets and has been set by the regulators at 9%. However, in November 2025, the OCC and the FDIC jointly issued a proposal to reduce the minimum leverage ratio for opting-in banks from 9% to 8%. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the CBLR framework on its quarterly call report. The CBLR option became effective January 1, 2020 and is available to institutions with assets of less than $10.0 billion that meet other specified criteria. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% requirement so long as the bank maintains a leverage ratio of 7% or greater. A qualifying community bank that exercises the election and has capital equal to or exceeding the applicable percentage is considered compliant with all applicable regulatory capital requirements. Qualifying institutions may elect to utilize the CBLR in lieu of the generally applicable risk-based capital requirements. The Bank elected to begin using CBLR for the first quarter of 2020.

The Bank’s actual capital amounts and ratios as of December 31, 2025 and 2024, are presented below:

	Actual		Minimum Required to be Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2025
Tier 1 capital (to Average Assets)	$66,366	24.32%	$24,563	>9%

As of December 31, 2024
Tier 1 capital (to Average Assets)	$64,634	23.53%	$24,722	>9%

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

Note 10: Benefit Plans

Management implemented a 401(k)-benefit plan during 2007. Employee contributions are matched up to the first 6% of compensation contributed by the employee. Employer match contributions totaled $237,000 for 2025 and $206,000 for 2024.

As part of the conversion, North Shore Trust and Savings established the Employee Stock Ownership Plan ("ESOP") for its employees. Shares of the ESOP will be released and allocated to employees based on the ratio of each such participant's compensation. Refer to Note 11 for additional information surrounding the ESOP and related expenses.

The Bank sponsors a noncontributory Profit-Sharing Plan covering all employees who have worked more than 1,000 hours during the plan year. There was no profit sharing expense for the years ended 2025 and 2024.

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

ESOP compensation represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends, if any, on  allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. The ESOP compensation expense for the year ended December 31, 2025 and 2024 was $246,000 and $214,000.

Shares held by the ESOP were as follows:

	As of December 31,
	2025	2024
	(Dollars in thousands)
Shares allocated	85,669	64,844
Shares distributed to plan participants	(2,028)	(1,597)
Unallocated	346,167	366,992
Total ESOP shares	429,808	430,239

Fair value of unearned shares as of December 31, 2025 and December 31, 2024 respectively	$4,483	$4,331

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

Stock options granted under the 2023 Equity Plan generally vest in equal annual installments over a service period of five years beginning on the date of grant. The vesting of the options accelerates upon death, disability or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. In June 2023, the Company granted 465,500 stock options under the 2023 Equity Plan. In December 2024, the Company granted 58,000 stock options under the 2023 Equity Plan. There were no stock options granted in 2025. As of December 31, 2025, the Company has 26,296 shares available for future grants of stock options under the 2023 Equity Plan.

The weighted average grant date fair value of stock options granted during the year ended December 31, 2024 was $4.38.

The following is a summary of the Company's stock option activity and related information for the periods presented.

Stock Option	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Options, outstanding January 1, 2024	465,500	$9.36	$70
Granted	58,000	11.34
Exercised	(23,000)	9.36
Forfeited	—	—
Options, outstanding December 31, 2024	500,500	$9.59	$1,106
Exercisable - End of Period	106,900	$9.36	$261

Options, outstanding January 1, 2025	500,500	$9.59	$1,106
Granted	—	—
Exercised	(23,000)	9.36
Forfeited	(10,000)	9.36
Options, outstanding December 31, 2025	467,500	$9.61	$1,561
Exercisable - End of Period	175,400	$9.49	$607

(1) Dollars in thousands.

Expected future expense relating to the non-vested options outstanding as of December 31, 2025 is $900,000 over a weighted average period of 2.6 years. As of December 31, 2025, the Company had 292,100 in nonvested stock options with a weighted average remaining life of 7.6 years.

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

There was no restricted stock granted during 2025. On December 19, 2024, the Company granted to employees, under the 2023 Equity Plan, 16,700 shares of restricted stock with a total grant-date fair value of $189,000. These restricted stock awards vest in equal installments over a five-year period beginning one year from the date of grant. As of December 31, 2025, the Company has 14,018 shares of restricted stock available for future grants under the 2023 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of December 31, 2025 and changes thereto during the periods presented.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Nonvested balance as of December 31, 2023	178,000	$9.36
Granted	16,700	11.30
Vested	(42,960)	9.36
Forfeited	—	—
Nonvested balance as of December 31, 2024	151,740	$9.57

Nonvested balance as of December 31, 2024	151,740	$9.57
Granted	—	—
Vested	(36,600)	9.54
Forfeited	(2,000)	9.36
Nonvested balance as of December 31, 2025	113,140	$9.58

Expected future expense related to the non-vested restricted shares outstanding as of period end is $900,000 over a weighted average period of 2.7 years.

The following table presents the stock based compensation expense for the periods presented.

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Stock option expense	$332	$373
Restricted stock expense	346	394
Total stock based compensation expense	$678	$767

For the year ended December 31, 2025, the total deferred tax benefit related to the $677,000 of stock based compensation expense was $138,000. Due to the passing of Director Bond, Jr., 18,400 stock options and 7,360 restricted stock awards vested during the fourth quarter of the year ended December 31, 2024. The early vesting of the stock options and restricted stock awards resulted in an additional expense of $57,000 and $60,000, respectively, during the year ended December 31, 2024.

Note 12: Commitments and Contingencies

In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of the Bank.

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At December 31, 2025 and 2024, unused lines of credit and outstanding commitments to originate loans were as follows:

	2025	2024
	(Dollars in thousands)
Unused line of credit	$7,220	$8,950
Commitments to originate loans	1,586	1,109
Total commitments	$8,806	$10,059

Concentrations of Credit Risk

The Bank generally originates single-family residential loans within its primary lending area which is Lake County, Illinois and the surrounding area. These loans are secured by the underlying properties.

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

There have been no changes in the methodologies used at December 31, 2025 and 2024.

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

The following table presents the Bank’s assets that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2025 and 2024:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2025
Securities Available-for-sale
U.S. Treasuries	$7,085	$7,085	$—	$—
U.S. government agency obligations	8,534	—	8,534	—
Municipal obligations	12,146	—	12,146	—
Mortgage-backed residential obligations	23,769	—	23,769	—
Collateralized mortgage obligations	27,185	—	27,185	—
Total	$78,719	$7,085	$71,634	$—
December 31, 2024
Securities Available-for-sale
U.S. government agency obligations	$8,657	$—	$8,657	$—
Municipal obligations	11,736	—	11,736	—
Mortgage-backed residential obligations	25,915	—	25,915	—
Collateralized mortgage obligations	24,941	—	24,941	—
Total	$71,249	$—	$71,249	$—

The Bank may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There were no assets measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
December 31, 2025
Financial assets:
Loans, net	$128,635	$—	$—	$122,290	$122,290
Loans held for sale	4,459	—	4,548	—	4,548
Financial liabilities:
Interest-bearing deposits	168,166	—	168,431	—	168,431

December 31, 2024
Financial assets:
Loans, net	$130,356	$—	$—	$124,084	$124,084
Loans held for sale	1,218	—	1,242	—	1,242
Financial liabilities:
Interest-bearing deposits	178,260	—	178,872	—	178,872
Other borrowings	5,000	—	4,999	—	4,999

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

There were no securities or other contracts that had a dilutive effect during the twelve months ended December 31, 2025 and 2024, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for purposes of the EPS calculation.

	Year Ended December 31,
	2025	2024

Net loss applicable to common shares	$(386)	$(789)

Average number of common shares outstanding	5,244,728	5,289,932
Less: Average unallocated ESOP shares	357,220	378,471
Average number of common shares outstanding used to calculate basic earnings per common share	4,887,508	4,911,461
Loss per common share basic and diluted	$(0.08)	$(0.16)

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

NSTS BANCORP, INC.
Condensed Balance Sheets

	Year ended December 31,
	2025	2024
	(Dollars in thousands)
Assets:
Cash	$15,860	$16,855
Investment in subsidiary	60,606	56,028
Loan to ESOP	3,627	3,800
Other assets	15	15
Total assets	$80,108	$76,698
Liabilities:
Accrued expense and other liabilities	$134	$208
Total liabilities	134	208
Stockholders' equity
Common Stock	56	56
Treasury Stock	(3,087)	(3,240)
Additional paid-in capital	52,348	51,684
Retained earnings	39,880	40,266
Unallocated common shares held by ESOP	(3,462)	(3,670)
Accumulated other comprehensive loss, net	(5,761)	(8,606)
Total stockholders' equity	79,974	76,490
Total liabilities and stockholders’ equity	$80,108	$76,698

NSTS BANCORP, INC.
Condensed Statements of Operations

	Year ended December 31,
	2025	2024
	(Dollars in thousands)
Income:
Interest income	$124	$129
Total income	124	129
Expense:
Noninterest expense	$1,319	$1,313
Total expense	1,319	1,313
Losses before income tax expense and equity in undistributed earnings of subsidiary	$(1,195)	$(1,184)
Income tax expense	—	—
Losses before equity in undistributed earnings of subsidiary	$(1,195)	$(1,184)
Equity in undistributed earnings of subsidiary	809	395
Net loss	$(386)	$(789)

NSTS BANCORP, INC.
Condensed Statements of Cash Flows

	Year ended December 31,
	2025	2024
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(386)	$(789)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in other assets	—	(8)
Net change in accrued expenses and other liabilities	(74)	104
Equity in undistributed earnings of subsidiary	(809)	(395)
Net cash used in operating activities	(1,269)	(1,088)
Cash flows from investing activities:
Principal payments on loan to ESOP	$173	$173
Net cash provided by investing activities	173	173
Cash flows from financing activities:
Purchase of treasury shares	—	(970)
Purchase of treasury stock from taxes withheld on stock awards	(114)	(109)
Proceeds from exercise of stock options	215	215
Net cash provided by (used in) financing activities	101	(864)
Net change in cash	(995)	(1,779)
Cash at beginning of period	16,855	18,634
Cash at end of period	$15,860	$16,855

Note 17: Changes in Accounting Principles

On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and (2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted this standard effective for its fiscal year ended December 31, 2025, and did not have a material impact on the consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40).”The pronouncement requires public entities to disclose additional information about specific expense categories in the notes to the financial statements. The guidance is effective for public business entities for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing ASU 2024-03 and its impact on its Consolidated Financial Statements and disclosures, and does not expect the amendments to have a material impact to the annual financial statements of the Company.

Note 18: Subsequent Events

Management evaluated subsequent events through March 27, 2026, the date the financial statements were issued. Management does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the consolidated financial statements included in this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTS BANCORP, INC.

Dated: March 27, 2026	By:	/s/ Stephen G. Lear
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

Signatures	Title	Date
/s/ Stephen G. Lear	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2026
Stephen G. Lear
/s/ Carissa H. Schoolcraft	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2026
Carissa H. Schoolcraft
/s/ Apolonio Arenas	Director	March 27, 2026
Apolonio Arenas
/s/ Emily E. Ansani	Director	March 27, 2026
Emily E. Ansani
/s/ Thomas M. Ivantic	Director	March 27, 2026
Thomas M. Ivantic
/s/ Thomas J. Kneesel	Director	March 27, 2026
Thomas J. Kneesel
/s/ Rodney J. True	Director	March 27, 2026
Rodney J. True
/s/ John S. Pucin	Director	March 27, 2026
John S. Pucin