Form 10-Q
period 2026-03-31
NSTS Bancorp, Inc.
filed 2026-05-14
CIK 1881592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the Registrant had 5,261,533 shares of its common stock outstanding.

NSTS Bancorp, Inc.

Form 10Q

Part I. Financial Information

Item 1. Consolidated Financial Statements

NSTS BANCORP, INC.

Consolidated Balance Sheets

	March 31, 2026
	(unaudited)	December 31, 2025
	(Dollars in thousands)
Assets:
Cash and due from banks	$1,032	$1,242
Interest-bearing bank deposits	42,358	32,800
Cash and cash equivalents	43,390	34,042
Time deposits with other financial institutions	996	1,245
Securities available for sale	76,717	78,719
Federal Home Loan Bank stock (FHLB)	605	605
Loans held for sale	1,759	4,459
Loans, net of unearned income	128,742	129,763
Allowance for credit losses on loans	(1,095)	(1,128)
Loans, net	127,647	128,635
Premises and equipment, net	5,053	5,113
Accrued interest receivable	918	925
Bank-owned life insurance (BOLI)	9,954	9,894
Other assets	3,279	3,011
Total assets	$270,318	$266,648
Liabilities:
Deposits:
Noninterest bearing	$13,841	$13,306
Interest-bearing
Demand and NOW checking	14,593	14,289
Money market	26,088	25,735
Savings	37,222	38,660
Time deposits over $250,000	26,289	23,370
Other time deposits	65,840	66,112
Total deposits	183,873	181,472
Escrow deposits	2,662	1,599
Accrued expenses and other liabilities	3,809	3,603
Total liabilities	$190,344	$186,674
Stockholders' equity:
Common Stock	56	56
Treasury Stock, at cost	(3,087)	(3,087)
Additional paid-in capital	52,533	52,348
Retained earnings	39,841	39,880
Unallocated common shares held by ESOP	(3,408)	(3,462)
Accumulated other comprehensive loss, net	(5,961)	(5,761)
Total stockholders' equity	79,974	79,974
Total liabilities and stockholders' equity	$270,318	$266,648

	March 31, 2026	December 31, 2025
	Common Stock	Common Stock
Par value	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares issued	5,599,859	5,599,859
Shares outstanding	5,261,533	5,261,533
Treasury shares	338,326	338,326

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Operations (unaudited)

	For the three months ended
	March 31,
	2026	2025
	(Dollars in thousands)
Interest income:
Loans, including fees	$1,818	$1,800
Securities
Taxable	405	355
Tax-exempt	60	60
Federal funds sold and other	285	508
Time deposits with other financial institutions	11	18
FHLB Stock	6	9
Total interest income	2,585	2,750
Interest expense:
Deposits	728	859
Other borrowings	—	60
Total interest expense	728	919
Net interest income	1,857	1,831
Reversal of provision for credit losses	(26)	(37)
Net interest income after reversal of provision for credit losses	1,883	1,868
Noninterest income:
Gain on sale of mortgage loans	475	189
Rental income on office building	16	16
Service charges on deposits	59	59
Increase in cash surrender value of BOLI	60	56
Other non-interest income	45	14
Total noninterest income	655	334
Noninterest expense:
Salaries and employee benefits	1,611	1,533
Equipment and occupancy	238	224
Data processing	258	222
Professional services	89	136
Advertising	24	42
Supervisory fees and assessments	33	38
Loan expenses	67	92
Deposit expenses	58	68
Director fees	56	48
Other non-interest expense	143	127
Total noninterest expense	2,577	2,530
Loss before income taxes	(39)	(328)
Income tax expense	—	—
Net loss	$(39)	$(328)
Basic and diluted loss per share	$(0.01)	$(0.07)
Weighted average shares outstanding	4,917,167	4,883,913

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For the three months ended March 31,
	2026	2025
	(Dollars in thousands)
Net loss	$(39)	$(328)
Unrealized net holding (loss) gain on securities
Unrealized net holding (loss) gain on securities arising during period	(279)	1,508
Tax effect	79	(429)
Other comprehensive (loss) income, net of taxes	(200)	1,079
Comprehensive (loss) income	$(239)	$751

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Shares	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained earnings	Accumulated other comprehensive loss	Unallocated Common Shares Held by ESOP	Total
		(Dollars in thousands)
		Quarter ended March 31, 2025
Balance at December 31, 2024	5,249,826	$56	$(3,240)	$51,684	$40,266	$(8,606)	$(3,670)	$76,490
Net loss	—	—	—	—	(328)	—	—	(328)
ESOP shares committed to be released	—	—	—	11	—	—	53	64
Forfeiture of restricted stock	(2,000)	—	—	(8)	—	—	—	(8)
Compensation cost for stock options and restricted stock	—	—	—	165	—	—	—	165
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	1,079	—	1,079
Balance at March 31, 2025	5,247,826	$56	$(3,240)	$51,852	$39,938	$(7,527)	$(3,617)	$77,462
		Quarter ended March 31, 2026
Balance at December 31, 2025	5,261,533	$56	$(3,087)	$52,348	$39,880	$(5,761)	$(3,462)	$79,974
Net loss	—	—	—	—	(39)	—	—	(39)
ESOP shares committed to be released	—	—	—	12	—	—	54	66
Compensation cost for stock options and restricted stock	—	—	—	173	—	—	—	173
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	(200)	—	(200)
Balance at March 31, 2026	5,261,533	$56	$(3,087)	$52,533	$39,841	$(5,961)	$(3,408)	$79,974

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
	2026	2025
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(39)	$(328)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	76	75
Securities amortization and accretion, net	108	121
Loans originated for sale	(17,976)	(11,268)
Proceeds from sales of loans held for sale	23,669	10,080
Gain on sale of mortgage loans	(475)	(189)
Reversal of provision for credit losses	(26)	(37)
Earnings on bank owned life insurance	(60)	(56)
ESOP expense	66	64
Stock based compensation	173	157
Change in deferred income taxes	(79)	429
Net change in accrued interest receivable and other assets	(103)	(531)
Net change in accrued expenses and other liabilities	199	(1,193)
Net cash provided by (used in) operating activities	5,533	(2,676)
Cash flows from investing activities:
Net change in portfolio loans	(1,497)	161
Principal repayments on mortgage-backed securities	1,615	1,317
Maturities and calls of securities available for sale	—	1,000
Net change in time deposits with other financial institutions	249	—
Purchases of premises and equipment, net	(16)	(54)
Net cash provided by investing activities	351	2,424
Cash flows from financing activities:
Net change in deposits	2,401	3,528
Net change in escrow deposits	1,063	697
Net cash provided by financing activities	3,464	4,225
Net change in cash and cash equivalents	9,348	3,973
Cash and cash equivalents at beginning of period	34,042	53,481
Cash and cash equivalents at end of period	$43,390	$57,454
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$716	$916
Loans transferred to held for sale from portfolio, net	2,518	—

See accompanying notes to consolidated unaudited financial statements

Notes to the Unaudited Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three month period ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with NSTS Bancorp, Inc.’s Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may vary from those estimates. Material estimates that could significantly change in the near-term include the adequacy of the allowance for credit losses, determination of the valuation allowance on deferred tax assets and the valuation of investment securities and the related tax effect. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2026. Certain amounts in prior year financial statements have been reclassified to conform to the current presentation. Refer to Note 12 for subsequent events that have occurred through the date of issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

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

Note 2: Securities Available for Sale

The amortized cost and estimated fair value of debt securities at March 31, 2026 and December 31, 2025, by contractual maturity, are shown below. The accrued interest receivable for securities available for sale was $285,000 and $326,000 on March 31, 2026 and December 31, 2025, respectively. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties, therefore, these securities have been included in the below table based on average remaining life.

March 31, 2026	U.S. Treasury notes	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
	(Dollars in thousands)
1 year or less	$1,003	$—	$199	$—	$3,864	$5,066
1 to 5 years	6,048	7,020	1,202	8,489	14,553	37,312
5 to 10 years	—	1,223	4,579	13,109	6,251	25,162
After 10 years	—	—	5,956	1,191	2,030	9,177
Fair value	7,051	8,243	11,936	22,789	26,698	76,717
Gross unrealized gains	—	—	—	—	—	—
Gross unrealized losses	(46)	(669)	(2,026)	(3,031)	(2,565)	(8,337)
Amortized cost	$7,097	$8,912	$13,962	$25,820	$29,263	$85,054

December 31, 2025	U.S. Treasury notes	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
	(Dollars in thousands)
1 year or less	$—	$—	$198	$—	$1,412	$1,610
1 to 5 years	7,085	7,208	1,202	8,860	17,757	42,112
5 to 10 years	—	1,326	3,642	14,336	5,918	25,222
After 10 years	—	—	7,104	573	2,098	9,775
Fair value	$7,085	$8,534	$12,146	$23,769	$27,185	$78,719
Gross unrealized gains	4	—	—	—	1	5
Gross unrealized losses	(7)	(685)	(1,829)	(2,990)	(2,552)	(8,063)
Amortized cost	$7,088	$9,219	$13,975	$26,759	$29,736	$86,777

As of March 31, 2026, and December 31, 2025, no securities were pledged to secure public deposits or for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less than 12 Months		12 Months or Longer		Total
	(Dollars in thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2026
U.S. Treasury notes	$7,051	$46	$—	$—	$7,051	$46
U.S. government agency obligations	993	8	7,250	661	8,243	669
Municipal obligations	—	—	11,936	2,026	11,936	2,026
Mortgage-backed residential obligations	—	—	22,789	3,031	22,789	3,031
Collateralized mortgage obligations	2,505	31	24,193	2,534	26,698	2,565
Total	$10,549	$85	$66,168	$8,252	$76,717	$8,337
December 31, 2025
U.S. Treasury notes	$2,990	$7	$—	$—	$2,990	$7
U.S. government agency obligations	1,000	1	7,534	684	8,534	685
Municipal obligations	—	—	12,146	1,829	12,146	1,829
Mortgage-backed residential obligations	—	—	23,769	2,990	23,769	2,990
Collateralized mortgage obligations	1,530	24	24,654	2,528	26,184	2,552
Total	$5,520	$32	$68,103	$8,031	$73,623	$8,063

At March 31, 2026 and December 31, 2025, many of the investment securities were in unrealized loss positions. There were no securities with identified credit losses at March 31, 2026 and December 31, 2025, respectively. Unrealized losses have not been recognized into income because, based on management's evaluation, the decline in fair value is largely due to increased market rates, temporary market conditions and trading spreads, and, as such, are considered to be temporary by the Bank. In addition, management has the intent and ability to hold the securities until they mature or they recover their carrying values.

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

The Bank holds two classifications of municipal bonds, general obligation bonds and revenue bonds. General obligation bonds are backed by the general revenue of the issuing municipality, while revenue bonds are supported by a specific revenue source. All general obligation and revenue bonds have a bond rating of investment grade by Standard and Poor's or Moody's Investor Services or are not rated. There have been no declines in investment grades on bonds in a loss position and, as of  March 31, 2026, all municipal bonds are paying as agreed.

There were no sales of securities available-for-sale during the three months ended March 31, 2026 and 2025.

Note 3: Loans and allowance for credit losses

A summary of loans by major category as of March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
First mortgage loans
1-4 family residential	$116,914	$118,222
Multi-family	3,425	3,240
Commercial	3,797	3,813
Construction	4,027	3,921
Total first mortgage loans	128,163	129,196
Consumer loans	322	268
Total loans	128,485	129,464
Net deferred loan costs	257	299
Allowance for credit losses on loans	(1,095)	(1,128)
Total loans, net	$127,647	$128,635

First mortgage loans serviced and subserviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balance of these loans totaled $39.5 million and $41.0 million at March 31, 2026 and December 31, 2025, respectively. Custodial escrow balances maintained in connection with the loans serviced were $396,000 and $480,000 at March 31, 2026 and December 31, 2025, respectively.

The accrued interest receivable for loans, net, was $586,000 and $577,000 for March 31, 2026 and December 31, 2025, respectively

In the normal course of business, loans are made by the Bank to directors and officers of the Company and the Bank (related parties). The terms of these loans, including interest rate and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectability. At  March 31, 2026 and December 31, 2025, such borrowers were indebted to the Bank in the aggregate amount of $547,000 and $564,000, respectively.

The following tables present the activity in the allowance for credit losses ("ACL") for the three months ended March 31, 2026 and 2025:

	March 31, 2026
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$989	$39	$37	$61	$2	$1,128
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
(Release of) provision for credit losses	(33)	—	(3)	2	1	(33)
Ending balance	$956	$39	$34	$63	$3	$1,095

	March 31, 2025
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$1,056	$37	$41	$65	$2	$1,201
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
(Release of) provision for credit losses	(22)	—	(3)	(20)	—	(45)
Ending balance	$1,034	$37	$38	$45	$2	$1,156

The ACL on loans excludes $46,000 and $67,000 of allowance for off-balance sheet exposures as of March 31, 2026 and 2025, respectively, recorded within Other Liabilities on the Consolidated Balance Sheets. Off-balance sheet exposures consist of unused lines of credit, the unused portion of construction loans and commitments to originate loans. The net release of provision for credit losses for the three months ended March 31, 2026 in the table above excludes a provision for credit losses of $7,000 related to off balance sheet exposures. The net release of provision for credit losses for the three months ended March 31, 2025 in the table above excludes a provision for credit losses of $8,000 related to off balance sheet exposures.

As of March 31, 2026, there were three collateral dependent loans totaling $1.7 million in the one to four-family residential loan segment. These loans are collateralized by residential real estate and have no ACL as of March 31, 2026. As of December 31, 2025, there were two collateral dependent loans totaling $284,000 in the one to four-family residential loan segment. These loans are collateralized by residential real estate and have no ACL as of December 31, 2025. There were no other collateral dependent loans as of March 31, 2026 and December 31, 2025.

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

The following tables present the credit risk profile of the Company's loan portfolio based on risk rating category and year of origination as of March 31, 2026 and  December 31, 2025.

	As of March 31, 2026
	Term loans amortized cost basis by origination year
	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$2,581	$14,994	$12,426	$14,540	$10,720	$52,947	$6,982	$—	$115,190
Special Mention	—	—	—	1,441	—	—	—	—	1,441
Substandard	—	—	262	—	—	21	—	—	283
Total 1-4 family residential	2,581	14,994	12,688	15,981	10,720	52,968	6,982	—	116,914
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Multi-family
Pass	220	—	504	—	—	2,701	—	—	$3,425
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total multi-family	220	—	504	—	—	2,701	—	—	3,425
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	—	—	—	162	—	2,863	772	—	$3,797
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total commercial	—	—	—	162	—	2,863	772	—	3,797
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	332	2,646	963	86	—	—	—	—	$4,027
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total construction	332	2,646	963	86	—	—	—	—	4,027
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Pass	83	122	38	40	35	4	—	—	$322
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total consumer	83	122	38	40	35	4	—	—	322
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Total
Pass	3,216	17,762	13,931	14,828	10,755	58,515	7,754	—	126,761
Special Mention	—	—	—	1,441	—	—	—	—	1,441
Substandard	—	—	262	—	—	21	—	—	283
Total	3,216	17,762	14,193	16,269	10,755	58,536	7,754	—	128,485
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—

	As of December 31, 2025
	Term loans amortized cost basis by origination year
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$16,653	$13,335	$16,423	$10,870	$16,434	$37,769	$6,454	$—	117,938
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	262	—	—	—	22	—	—	284
Total 1-4 family residential	16,653	13,597	16,423	10,870	16,434	37,791	6,454	—	118,222
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Multi-family
Pass	—	507	—	—	221	2,512	—	—	3,240
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total multi-family	—	507	—	—	221	2,512	—	—	3,240
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	—	—	165	—	92	2,834	722	—	3,813
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total commercial	—	—	165	—	92	2,834	722	—	3,813
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	2,156	1,676	89	—	—	—	—	—	3,921
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total construction	2,156	1,676	89	—	—	—	—	—	3,921
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Pass	130	46	47	40	3	2	—	—	268
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total consumer	130	46	47	40	3	2	—	—	268
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Total
Pass	18,939	15,564	16,724	10,910	16,750	43,117	7,176	—	129,180
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	262	—	—	—	22	—	—	284
Total	18,939	15,826	16,724	10,910	16,750	43,139	7,176	—	129,464
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—

The aging of the Bank’s loan portfolio as of March 31, 2026 and December 31, 2025, is as follows:

	31-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loan Balance
	(Dollars in thousands)
March 31, 2026
1-4 family residential	$1,530	$—	$283	$1,813	$115,101	$116,914
Multi-family	—	—	—	—	3,425	3,425
Commercial	—	—	—	—	3,797	3,797
Construction	—	—	—	—	4,027	4,027
Consumer	—	—	—	—	322	322
Total	$1,530	$—	$283	$1,813	$126,672	$128,485

December 31, 2025
1-4 family residential	$641	$—	$284	$925	$117,297	$118,222
Multi-family	—	—	—	—	3,240	3,240
Commercial	—	—	—	—	3,813	3,813
Construction	—	—	—	—	3,921	3,921
Consumer	—	—	—	—	268	268
Total	$641	$—	$284	$925	$128,539	$129,464

The following table presents the amortized cost basis of loans on nonaccrual status recorded at March 31, 2026 and  December 31, 2025. There was no interest recognized on non-accrual loans for the three months ended March 31, 2026 and 2025.

	March 31, 2026		December 31, 2025		January 1, 2025
	Nonaccrual with no Allowance for Credit Losses	Total Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Total Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Total Nonaccrual
(Dollars in thousands)
First mortgage loans
1-4 family residential	$283	$283	$284	$284	$—	$—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total loans	$283	$283	$284	$284	$—	$—

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans. There were no modifications on loans to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.

Note 4: Deposits

As of March 31, 2026 the scheduled maturities of time deposits are as follows:

For the 12 months ended
March 31,	Amount
(Dollars in thousands)
2027	$69,213
2028	12,663
2029	4,621
2030	4,397
2031 and beyond	1,235
Total	$92,129

In the normal course of business, deposit accounts are held by directors and executive officers of the Company and the Bank (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At March 31, 2026 and December 31, 2025, total deposits held by directors and officers of the Company and the Bank were $1.3 million.

Note 5: Other Borrowings

There were no additional borrowings made during the three months ended March 31, 2026 and 2025. There was no outstanding borrowed funds at March 31, 2026 and December 31, 2025.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	For the three months ended
	March 31,
	2026	2025
	(Dollars in thousands)
FHLB of Chicago advances and other borrowings:
Average balance outstanding	$—	$5,000
Maximum amount outstanding at any month-end during the period	—	5,000
Average interest rate during the period	N/A	4.8%

At March 31, 2026 and December 31, 2025, the Bank had borrowing capacity from the FHLB Chicago totaling $74.5 million and $79.1 million, respectively. The eligible borrowings are collateralized by $99.0 million and $105.1 million of first mortgage loans under a blanket lien arrangement at March 31, 2026 and December 31, 2025, respectively.

Additionally, at March 31, 2026 and December 31, 2025, we had a $10.0 million uncommitted, unsecured line of credit with BMO Harris Bank, none of which was drawn at March 31, 2026 and December 31, 2025.

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at March 31, 2026 or December 31, 2025.

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

The following table presents the Bank’s assets that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2026
Securities available-for-sale
U.S. Treasury notes	$7,051	$7,051	$—	$—
U.S. government agency obligations	8,243	—	8,243	—
Municipal obligations	11,936	—	11,936	—
Mortgage-backed residential obligations	22,789	—	22,789	—
Collateralized mortgage obligations	26,698	—	26,698	—
Total	$76,717	$7,051	$69,666	$—

December 31, 2025
Securities available-for-sale
U.S. Treasuries	$7,085	$7,085	$—	$—
U.S. government agency obligations	8,534	—	8,534	—
Municipal obligations	12,146	—	12,146	—
Mortgage-backed residential obligations	23,769	—	23,769	—
Collateralized mortgage obligations	27,185	—	27,185	—
Total	$78,719	$7,085	$71,634	$—

The Bank may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There were no assets measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
March 31, 2026
Financial assets:
Loans, net	$127,647	$—	$—	$121,719	$121,719
Loans held for sale	1,759	—	1,794	—	1,794
Financial liabilities:
Interest-bearing deposits	$170,032	$—	$170,170	$—	$170,170

December 31, 2025
Financial assets:
Loans, net	$128,635	$—	$—	$122,290	$122,290
Loans held for sale	4,459	—	4,548	—	4,548
Financial liabilities:
Interest-bearing deposits	$168,166	$—	$168,431	$—	$168,431

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

As of March 31, 2026 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category. On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. The CBLR is the ratio of a bank's tangible Tier 1 equity capital to average total consolidated assets and has been set by the regulators at 9%. However, in November 2025, the OCC and the FDIC jointly issued a proposal to reduce the minimum leverage ratio for opting-in banks from 9% to 8%, effective July 1, 2026. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the CBLR framework on its quarterly call report. The CBLR option became effective January 1, 2020 and is available to institutions with assets of less than $10.0 billion that meet other specified criteria. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 9% requirement so long as the bank maintains a leverage ratio of 7% or greater. A qualifying community bank that exercises the election and has capital equal to or exceeding the applicable percentage is considered compliant with all applicable regulatory capital requirements. Qualifying institutions may elect to utilize the CBLR in lieu of the generally applicable risk-based capital requirements. The Bank elected to begin using CBLR for the first quarter of 2020.

The Bank’s actual capital amounts and ratios as of March 31, 2026 and December 31, 2025, are presented below:

			Minimum Required to be
	Actual		Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio
As of March 31, 2026	(Dollars in thousands)
Tier 1 capital (to Average Assets)	$66,828	24.93%	$24,126	>9%
As of December 31, 2025
Tier 1 capital (to Average Assets)	$66,366	24.32%	$24,563	>9%

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

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At March 31, 2026 and December 31, 2025, unused lines of credit and outstanding commitments to originate loans were as follows:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Unused line of credit	$6,545	$7,220
Commitments to originate loans	2,624	1,586
Total commitments	$9,169	$8,806

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

There were no securities or other contracts that had a dilutive effect for the three months ended March 31, 2026 and 2025, and therefore the weighted average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for EPS calculations.

	Three Months Ended March 31,
	2026	2025
	(Income in thousands)
Net loss applicable to common shares	$(39)	$(328)

Average number of common shares outstanding	5,261,533	5,249,137
Less: Average unallocated ESOP shares	344,366	365,224
Average number of common shares outstanding used to calculate basic loss per common share	4,917,167	4,883,913
Loss per common share basic and diluted	$(0.01)	$(0.07)

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

There were no contributions to the ESOP during the first three months of 2026, as the annual loan payment will be made during the fourth quarter. Expense recorded was $66,000 and $64,000 for the three months ended March 31, 2026 and 2025, respectively, and is recognized over the service period.

Shares held by the ESOP were as follows:

	As of March 31,
	2026	2025
	(Dollars in thousands)
Shares allocated	85,669	64,844
Shares committed for allocation	5,403	5,305
Shares distributed to plan participants	(3,625)	(1,597)
Unallocated	340,764	361,687
Total ESOP shares	428,211	430,239

Fair value of unearned shares as of March 31, 2026 and 2025, respectively	$3,973	$4,083

Fair value of unearned shares is based on a stock price of $11.66 and $11.29 as of March 31, 2026 and 2025, respectively.

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

Stock options granted under the 2023 Equity Plan generally vest in equal annual installments over a service period of five years beginning on the date of grant. The vesting of the options accelerates upon death, disability or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. As of March 31, 2026, the Company has 26,296 shares available for future grants of stock options under the 2023 Equity Plan.

The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to first draw on treasury stock as the source for shares.

The following is a summary of the Company's stock option activity and related information for the periods presented.

Stock Option	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2024	500,500	$9.59
Granted	—	—
Exercised	—	—
Forfeited	(8,000)	9.36
Outstanding at March 31, 2025	492,500	$9.59	$837
Exercisable - End of Period	106,900	9.36	206

Outstanding at December 31, 2025	467,500	$9.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2026	467,500	$9.61	$958
Exercisable - End of Period	175,400	9.49	381

(1) Dollars in thousands. The aggregate intrinsic value of outstanding and exercisable options at March 31, 2026 and 2025 were calculated based on the closing market price of the Company's common stock of  March 31, 2026 and 2025 of $11.66 and $11.29, respectively, per share less the exercise price.

Expected future expense relating to the non-vested options outstanding as of March 31, 2026 is $833,000 over a weighted average period of 2.4 years. As of March 31, 2026, the Company had 292,100 in nonvested stock options. As of March 31, 2026, the Company had 467,500 in outstanding stock options with a weighted average remaining life of 7.4 years outstanding.

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

As of March 31, 2026, the Company has 14,018 shares of restricted stock available for future grants under the 2023 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of and for the periods presented.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Non-vested balance as of December 31, 2024	151,740	$9.57
Granted	—	—
Vested	—	—
Forfeited	2,000	9.36
Non-vested balance as of March 31, 2025	149,740	$9.57

Non-vested balance as of December 31, 2025	113,140	$9.58
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested balance as of March 31, 2026	113,140	$9.58

Expected future expense related to the non-vested restricted shares outstanding as of period end is $828,000 over a weighted average period of 2.4 years.

The following table presents the stock based compensation expense for the periods presented.

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Stock option expense	$86	$73
Restricted stock expense	87	84
Total stock based compensation expense	$173	$157

Note 12: Subsequent Events

On April 4, 2026, Nathan E. Walker, Executive Vice President of the Company and Chief Executive Officer and President of the Bank, passed away. On April 9, 2026, Stephen G. Lear, President and Chief Executive Officer of the Company, was appointed Chief Executive Officer and President of the Bank. Due to the passing of Mr. Walker, stock options to purchase 51,000 shares of the Company's common stock and 20,400 shares of restricted stock previously awarded to Mr. Walker under the 2023 Equity Plan vested during the quarter ending June 30, 2026, pursuant to the terms of the 2023 Equity Plan. The early vesting of the stock options and restricted stock awards will result in an additional expense of $134,000 and $141,000, respectively, during the quarter ending June 30, 2026.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission, on May 12, 2026, the Company and Brookfield Bancshares, Inc. (“Brookfield”), a Delaware corporation and registered bank holding company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which (1) the Company will merge with and into a newly formed Delaware corporation and wholly owned subsidiary of Brookfield, BRKD Merger Sub Inc., with the Company as the surviving corporation (the “Merger”) and (2) immediately following the Merger, the Company will be merged with and into Brookfield, with Brookfield surviving the merger (the “Second Merger”). Following the Second Merger, the Bank will become a wholly-owned subsidiary of Brookfield, and will continue to operate under its existing name and federal savings association charter as a subsidiary of Brookfield.

Under the terms of the Merger Agreement, each share of common stock, par value $0.01 per share, of the Company (“Company Stock”) that is issued and outstanding at the effective time of the Merger (the “Effective Time”), will be converted into the right to receive cash in an aggregate amount equal to $73.662 million (the “Merger Consideration”), or approximately $14.28 per share of outstanding Company Stock.  In addition, all shares of restricted stock of the Company granted under the 2023 Equity Plan, whether or not vested, will vest at the Effective Time and be entitled to receive the Merger Consideration. All stock options granted under the 2023 Equity Plan, whether or not vested, will vest at the Effective Time and be entitled to receive a cash payment equal to the difference between the option’s exercise price and the per share Merger Consideration, to be paid out of the aggregate Merger Consideration.

The Merger is expected to close in the fourth quarter of 2026, subject to certain conditions, including, among others, approval of the Merger and the Merger Agreement by the Company’s stockholders, the receipt of all required regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, and the absence of any injunctions or other legal restraints.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of our financial performance through a discussion of our financial condition as of March 31, 2026 and as compared to our financial condition as of December 31, 2025, and our results of operations for the three months ended March 31, 2026 and 2025. This section should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with NSTS Bancorp, Inc.'s Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated unaudited interim financial statements for the three months ended March 31, 2026 and 2025, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates.

Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

	For the Three Months Ended March 31,
	2026			2025
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$133,174	$1,818	5.46%	$133,903	$1,800	5.38%
Federal funds sold and interest-bearing deposits in other banks	35,809	285	3.18%	53,040	508	3.83%
Time deposits with other financial institutions	1,051	11	4.19%	1,494	18	4.82%
Securities available for sale	78,238	465	2.38%	70,897	415	2.34%
FHLB stock	605	6	3.97%	585	9	6.15%
Total interest-earning assets	248,877	$2,585	4.15%	259,919	$2,750	4.23%
Noninterest-earning assets	18,973			20,191
Total assets	$267,850			$280,110
Interest-bearing liabilities:
Interest-bearing demand	$13,901	$2	0.06%	$16,699	$2	0.05%
Money market	26,798	42	0.63%	28,924	45	0.62%
Savings	37,152	14	0.15%	41,903	15	0.14%
Time deposits	89,952	670	2.98%	91,599	797	3.48%
Total interest-bearing deposits	$167,803	$728	1.74%	$179,125	$859	1.92%
Other borrowings	—	—	N/A	5,000	60	4.80%
Total interest-bearing liabilities	167,803	$728	1.74%	184,125	$919	2.00%
Noninterest-bearing liabilities	19,819			19,386
Total liabilities	$187,622			$203,511
Equity	80,228			76,599
Total liabilities and equity	$267,850			$280,110
Net interest income		$1,857			$1,831
Interest rate spread(1)			2.42%			2.23%
Net interest-earning assets(2)	$81,074			$75,794
Net interest margin(3)			2.98%			2.82%
Average interest-earning assets to average interest-bearing liabilities	148.31%			141.16%

(1)	Equals the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Equals total interest-earning assets less total interest-bearing liabilities.
(3)	Equals net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE three months ended March 31, 2026 and 2025

General. For the quarter ended March 31, 2026, we had a net loss of $39,000, compared to a net loss of $328,000 for the quarter ended March 31, 2025. The change is due to an increase in noninterest income primarily stemming from an increase in the gain on loans held for sale.

Net Interest Income. Net interest income increased $26,000, to $1.9 million for quarter ended March 31, 2026. Our interest rate spread increased to 2.42% for the quarter ended March 31, 2026 from 2.23% for the quarter ended March 31, 2025. Our net interest margin increased to 2.98% for the quarter ended March 31, 2026 compared to 2.82% for the quarter ended March 31, 2025. The increase in interest rate spread and margin is driven by a reduction of higher cost other borrowings.

Average interest-earning assets of $248.9 million for the quarter ended March 31, 2026 decreased $11.0 million compared to $259.9 million for the quarter ended March 31, 2025. The decrease in average earning assets was driven by a decrease in interest-bearing deposits at other banks, resulting from a decrease in average deposit balances during the period. The average outstanding balance of loans, net remained relatively flat, going from $133.9 million for the quarter ended March 31, 2025 to $133.2 million for the quarter ended March 31, 2026. The average yield earned on those loans outstanding increased 8 basis points to 5.46% for the quarter ended March 31, 2026. This increase is a result of an increased loan demand for specialty portfolio products which are originated at higher interest rates and with additional origination fees.

The cost of interest-bearing liabilities decreased 26 basis points for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025. This shift is primarily attributable to higher rates offered on time deposits that ran through 2024 and into 2025. Many of the matured time deposits originated during this period were renewed at lower offering rates.

Provision for Credit Losses. During the quarter ended March 31, 2026, we recorded a reversal of provision for credit losses of $26,000 comprised of a $33,000 reversal of provision for credit losses on loans and $7,000 of provision for credit losses related to unfunded commitments. During the quarter ended March 31, 2025, we recorded a reversal of provision for credit losses of $37,000, comprised of a $45,000 reversal of provision for credit losses on loans and $8,000 in provision for credit losses related to unfunded commitments, including loans committed for origination.

We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loan and available-for-sale securities portfolios.

Noninterest Income. The following table shows the components of noninterest income for the periods presented.

	Three months ended March 31,
Noninterest income:	2026	2025
	(Dollars in thousands)
Gain on sale of mortgage loans	$475	$189
Rental income on office building	16	16
Service charges on deposits	59	59
Increase in cash surrender value of BOLI	60	56
Other	45	14
Total noninterest income	$655	$334

For the quarter ended March 31, 2026 compared to the same period ended March 31, 2025, noninterest income increased $321,000 to $655,000. The increase was driven by an increase in the gain on sale of mortgage loans during the quarter ended March 31, 2026. The increase in gain on sale of mortgages was primarily the result of an overall increase in total mortgage loans originated for sale during the period. During the quarter ended March 31, 2026, we sold 63 loans totaling $23.2 million for a gain on sale of $475,000. During the quarter ended March 31, 2025, we sold 31 loans totaling $9.9 million for a gain on sale of $189,000. The increase in other noninterest income is driven by the increase in subserviced loans. During the fourth quarter of 2025, the Bank began subservicing approximately 200 additional loans, resulting in subservicing fees totaling $36,000 during the first quarter of 2026.

Noninterest Expense. The following table shows the components of noninterest expense for the periods presented.

	Three months ended March 31,
Noninterest expense:	2026	2025
	(Dollars in thousands)
Salaries and employee benefits	$1,611	$1,533
Equipment and occupancy	238	224
Data processing	258	222
Professional services	89	136
Advertising	24	42
Supervisory fees and assessments	33	38
Loan expenses	67	92
Deposit expenses	58	68
Director fees	56	48
Other	143	127
Total noninterest expense	$2,577	$2,530

Noninterest expenses increased $47,000 for the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025. The increase in noninterest expenses was primarily driven by increases in salaries and employee benefits and data processing related expenses, partially offset by a decrease in professional services. Salaries and employee benefits increased approximately 5.1%, driven by general cost of living and merit increases for our employees and increases in employee health and wellness costs. The increase in data processing costs was driven by system upgrades. The reduction in professional services expenses was driven by a $40,000 reduction in legal costs during the first quarter of 2026 compared to 2025. Additional legal billings were incurred during the first quarter of 2025 associated with the passing of Director Bond.

Provision for Income Tax Expense. There was no provision for income tax expense recorded during the three months ended March 31, 2026 and 2025. Management estimates a taxable net loss for the year ended December 31, 2026 due to non-taxable income, such as income on tax exempt municipal securities and BOLI.

During the quarter ended March 31, 2026, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing net operating losses. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the three-year period ended March 31, 2026. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of March 31, 2026, management maintained the valuation allowance against the federal net operating losses and net deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted.

COMPARISON OF FINANCIAL CONDITION AT March 31, 2026 and December 31, 2025

	At March 31,	At December 31,
	2026	2025
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$43,390	$34,042
Securities available for sale	76,717	78,719
FHLB stock	605	605
Loans held for sale	1,759	4,459
Loans, net	127,647	128,635
Total assets	270,318	266,648
Total deposits	183,873	181,472
Escrow deposits	2,662	1,599
Total equity	$79,974	$79,974

Total Assets. Total assets increased $3.7 million to $270.3 as of March 31, 2026 compared to $266.6 million at December 31, 2025. The increase was driven by an increase in cash and cash equivalents as a result of an increase in deposits and escrow deposits.

Cash and cash equivalents. Cash and cash equivalents increased $9.4 million to $43.4 million as of March 31, 2026, from $34.0 million at December 31, 2025. The increase was driven by an increase in total deposits and escrow deposits during the period and a reduction in loans held for sale and securities available for sale. Management continues to actively monitor our liquidity position on a daily basis and maintain levels of liquid assets deemed adequate.

Securities Available for Sale. Securities available-for-sale decreased to $76.7 million as of March 31, 2026, compared to $78.7 million at December 31, 2025. There were no purchases or sales of securities available for sale during the period. During the three months ended March 31, 2026, the Bank received principal payments of $1.6 million, had net premium amortization and discount accretion of $108,000 and had an increase in the unrealized loss on the portfolio of $279,000.

As of March 31, 2026, the securities available for sale portfolio included an unrealized loss position of $8.3 million, or 9.8% of the total book value of the portfolio. Management monitors the portfolio for credit losses and believes that the decline in value does not presently represent realized losses and is due to market volatility and increased market interest rates. While the Bank does not currently intend to sell securities in a loss position, management may consider the opportunity to reposition the investment securities portfolio in the future.

Loans held for sale. Our loans held for sale decreased $2.7 million to $1.8 million at March 31, 2026 compared to $4.5 million at December 31, 2025. The change in loans held for sale is the result of timing of originations and sales of loans. On average, the Bank holds loans held for sale less than 30 days.

Loans, net. Our loans, net, decreased by $988,000 to $127.6 million at March 31, 2026 compared to $128.6 million at December 31, 2025. The Bank originated $7.7 million in loans to be held in the portfolio during the three months ended March 31, 2026, transferred $2.5 million of loans to held for sale, and had loan principal payments and payoffs of $6.2 million.

As of March 31, 2026, the allowance for credit losses on loans (“ACL”) totaled $1.1 million, with a net change of approximately $33,000 during the three months ended March 31, 2026. There was minimal change in the ACL as a percentage of total loans. As of March 31, 2026, there were three loans individually assessed, of which none had credit losses identified. The Bank actively monitors the loan portfolio for signs of weakening credit quality, noting as of March 31, 2026 the portfolio remains of high quality with limited credit concerns.

Deposits. Total deposits increased $2.4 million to $183.9 million at March 31, 2026 compared to $181.5 million at December 31, 2025. The increase was driven by an increase in time deposits. The Bank continues to run a 13 month time deposit special to assist in retaining the previous time deposit specials as those mature. Management continues to actively monitor the deposit balances and interest rates offered to maintain an adequate level of liquidity.

Escrow deposits. Escrow deposits increased $1.1 million to $2.7 million at March 31, 2026 compared to $1.6 million at December 31, 2025. The increase in escrow deposits is due to timing of escrow receipts and disbursements. Cook County, Illinois, one of the Bank's primary lending areas, had property taxes due in December 2025, resulting in a large escrow disbursement at the end of 2025.

Total Equity. Total equity remained flat. The increase in the unrealized loss position of the securities available for sale portfolio was offset by an increase in additional paid in capital and a decrease in the unallocated common shares held by the ESOP. The changes in the additional paid in capital and unallocated common shares held by the ESOP were related to benefit plan expenses and commitments of allocations within the ESOP.

Asset Quality

The following table sets forth certain information with respect to our nonperforming assets.

	At March 31,	At December 31,
	2026	2025
	(Dollars in thousands)
Nonaccrual loans	$283	$284
Loans 90+ days past due and accruing	—	—
Total non-performing loans	283	284
Other real estate owned, net	—	—
Total non-performing assets	$283	$284

Asset Quality Ratios: (1)
Non-accrual loans as a percent of total loans outstanding	0.22%	0.22%
Non-performing assets as a percent of total assets	0.10%	0.11%
Allowance for credit losses on loans as a percent of total loans outstanding	0.85%	0.87%
Allowance for credit losses on loans as a percent of non-performing loans(2)	386.93%	397.18%
Net charge-offs (recoveries) to average loans receivable	—%	(0.74)%

(1)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
(2)	Non-performing loans consist of non-accrual loans and loans that are 90 or more days past due and still accruing.

The allowance for credit losses on loans as a percentage of total loans was 0.85% and 0.87% as of March 31, 2026 and December 31, 2025, respectively.

Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Chicago and a $10.0 million uncommitted, unsecured line of credit with BMO Harris Bank. At March 31, 2026, we had the capacity to borrow approximately $74.5 million from the FHLB of Chicago. At March 31, 2026, we had no outstanding borrowings.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $5.5 million and $(2.7) million for the three months ended March 31, 2026 and 2025, respectively. The change was driven by a transfer of loans to loans held for sale and subsequently sold in the first quarter of 2026, resulting in additional cash provided by operating activities. Net cash provided by investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $351,000 and $2.4 million for the three months ended March 31, 2026 and 2025, respectively, with the decrease in cash provided in 2026 driven by increased cash used for the loan portfolio. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts was $3.5 million and $4.2 million for the three months ended March 31, 2026 and 2025, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from March 31, 2026, totaled $69.2 million. Based on our deposit retention experience and current pricing strategy we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

As of March 31, 2026, the Bank was well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2020, the Bank elected to begin using the CBLR. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9%, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. North Shore Trust and Savings’ Tier 1 capital to Average Assets was 24.93% and 24.32% at March 31, 2026 and December 31, 2025, respectively.

Commitments. At March 31, 2026, we had $2.6 million of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $6.5 million at March 31, 2026. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at March 31, 2026.

	Total Amounts Committed at	Amount of Commitment Expiration – Per Period
	March 31, 2026	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Unused line of credit	$6,545	$445	$379	$277	$5,444
Commitments to originate loans	2,624	2,624	—	—	—
Total commitments	$9,169	$3,069	$379	$277	$5,444

Cash Obligations. The following table summarizes our cash obligations at March 31, 2026.

	Total at	Payments Due By Period
	March 31, 2026	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Time deposits	$92,129	$69,213	$17,284	$5,632	$—
Total contractual obligations	$92,129	$69,213	$17,284	$5,632	$—

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no purchases of equity securities during the quarter ended March 31, 2026.

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

NSTS BANCORP, INC.

Dated: May 14, 2026	By:	/s/ Stephen G. Lear
Stephen G. Lear
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ Carissa H. Schoolcraft
Carissa H. Schoolcraft
Chief Financial Officer
(Principal Financial and Accounting Officer)