Form 10-Q
period 2026-06-30
NSTS Bancorp, Inc.
filed 2026-08-13
CIK 1881592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the Registrant had 5,253,131 shares of its common stock outstanding.

NSTS Bancorp, Inc.

Form 10Q

Part I. Financial Information

Item 1. Consolidated Financial Statements

NSTS BANCORP, INC.

Consolidated Balance Sheets

	June 30, 2026
	(unaudited)	December 31, 2025
	(Dollars in thousands)
Assets:
Cash and due from banks	$1,108	$1,242
Interest-bearing bank deposits	46,414	32,800
Cash and cash equivalents	47,522	34,042
Time deposits with other financial institutions	747	1,245
Securities available for sale	74,627	78,719
Federal Home Loan Bank stock (FHLB)	605	605
Loans held for sale	1,369	4,459
Loans, net of unearned income	127,623	129,763
Allowance for credit losses on loans	(1,095)	(1,128)
Loans, net	126,528	128,635
Premises and equipment, net	5,000	5,113
Accrued interest receivable	881	925
Bank-owned life insurance (BOLI)	9,540	9,894
Other assets	3,097	3,011
Total assets	$269,916	$266,648
Liabilities:
Deposits:
Noninterest bearing	$14,468	$13,306
Interest-bearing
Demand and NOW checking	14,416	14,289
Money market	25,613	25,735
Savings	37,635	38,660
Time deposits over $250,000	26,821	23,370
Other time deposits	65,125	66,112
Total deposits	184,078	181,472
Escrow deposits	1,887	1,599
Accrued expenses and other liabilities	3,830	3,603
Total liabilities	$189,795	$186,674
Stockholders' equity:
Common Stock	56	56
Treasury Stock, at cost	(3,203)	(3,087)
Additional paid-in capital	52,966	52,348
Retained earnings	39,637	39,880
Unallocated common shares held by ESOP	(3,354)	(3,462)
Accumulated other comprehensive loss, net	(5,981)	(5,761)
Total stockholders' equity	80,121	79,974
Total liabilities and stockholders' equity	$269,916	$266,648

	June 30, 2026	December 31, 2025
	Common Stock	Common Stock
Par value	$0.01	$0.01
Shares authorized	10,000,000	10,000,000
Shares issued	5,599,859	5,599,859
Shares outstanding	5,253,131	5,261,533
Treasury shares	346,728	338,326

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Operations (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Interest income:
Loans, including fees	$1,657	$1,793	$3,475	$3,593
Securities
Taxable	399	335	804	690
Tax-exempt	60	61	120	121
Federal funds sold and other	362	522	647	1,030
Time deposits with other financial institutions	9	18	20	36
FHLB Stock	5	9	11	18
Total interest income	2,492	2,738	5,077	5,488
Interest expense:
Deposits	746	877	1,474	1,736
Other borrowings	—	53	—	113
Total interest expense	746	930	1,474	1,849
Net interest income	1,746	1,808	3,603	3,639
Provision for (reversal of) credit losses	1	57	(25)	20
Net interest income after provision for (reversal of) credit losses	1,745	1,751	3,628	3,619
Noninterest income:
Gain on sale of mortgage loans	366	507	841	696
Rental income on office building	16	16	32	32
Service charges on deposits	65	64	124	123
BOLI death benefit	918	—	918	—
Increase in cash surrender value of BOLI	58	57	118	113
Other non-interest income	70	91	115	105
Total noninterest income	1,493	735	2,148	1,069
Noninterest expense:
Salaries and employee benefits	1,772	1,642	3,383	3,175
Transaction expenses	611	—	658	—
Equipment and occupancy	195	210	433	434
Data processing	256	233	514	455
Professional services	214	180	256	316
Advertising	20	39	44	81
Supervisory fees and assessments	33	42	66	80
Loan expenses	57	79	124	171
Deposit expenses	70	107	128	175
Director fees	55	51	111	99
Other non-interest expense	159	161	302	288
Total noninterest expense	3,442	2,744	6,019	5,274
Loss before income taxes	(204)	(258)	(243)	(586)
Income tax expense	—	—	—	—
Net loss	$(204)	$(258)	$(243)	$(586)
Basic and diluted loss per share	$(0.04)	$(0.05)	$(0.05)	$(0.12)
Weighted average shares outstanding	4,922,016	4,886,652	4,919,604	4,885,290

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For the three months ended June 30,
	2026	2025
	(Dollars in thousands)
Net loss	$(204)	$(258)
Unrealized net holding (loss) gain on securities
Unrealized net holding (loss) gain on securities arising during period	(29)	698
Tax effect	9	(199)
Other comprehensive (loss) income, net of taxes	(20)	499
Comprehensive (loss) income	$(224)	$241

	For the six months ended June 30,
	2026	2025
	(Dollars in thousands)
Net loss	$(243)	$(586)
Unrealized net holding gain (loss) on securities
Unrealized net holding gain (loss) on securities arising during period	(308)	2,206
Tax effect	88	(628)
Other comprehensive income, net of taxes	(220)	1,578
Comprehensive (loss) income	$(463)	$992

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Shares	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained earnings	Accumulated other comprehensive loss	Unallocated Common Shares Held by ESOP	Total
		(Dollars in thousands)
		Quarter ended June 30, 2025
Balance at March 31, 2025	5,247,826	$56	$(3,240)	$51,852	$39,938	$(7,527)	$(3,617)	$77,462
Net loss	—	—	—	—	(258)	—	—	(258)
ESOP shares committed to be released	—	—	—	10	—	—	53	63
Purchase of treasury stock from taxes withheld on net share settlement of restricted stock awards	(8,788)	—	(108)	—	—	—	—	(108)
Compensation cost for stock options and restricted stock	—	—	—	175	—	—	—	175
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	499	—	499
Balance at June 30, 2025	5,239,038	$56	$(3,348)	$52,037	$39,680	$(7,028)	$(3,564)	$77,833
		Quarter ended June 30, 2026
Balance at March 31, 2026	5,261,533	$56	$(3,087)	$52,533	$39,841	$(5,961)	$(3,408)	$79,974
Net loss	—	—	—	—	(204)	—	—	(204)
ESOP shares committed to be released	—	—	—	18	—	—	54	72
Purchase of treasury stock from taxes withheld on net share settlement of restricted stock awards	(8,402)	—	(116)	—	—	—	—	(116)
Compensation cost for stock options and restricted stock	—	—	—	415	—	—	—	415
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	(20)	—	(20)
Balance at June 30, 2026	5,253,131	$56	$(3,203)	$52,966	$39,637	$(5,981)	$(3,354)	$80,121

See accompanying notes to consolidated unaudited financial statements

	Common Shares	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained earnings	Accumulated other comprehensive loss	Unallocated Common Shares Held by ESOP	Total
		(Dollars in thousands)
		Six months ended June 30, 2025
Balance at December 31, 2024	5,249,826	$56	$(3,240)	$51,684	$40,266	$(8,606)	$(3,670)	$76,490
Net loss	—	—	—	—	(586)	—	—	(586)
ESOP shares committed to be released	—	—	—	21	—	—	106	127
Forfeiture of stock options and restricted stock	(2,000)	—	—	(8)	—	—	—	(8)
Purchase of treasury stock from taxes withheld on net share settlement of restricted stock awards	(8,788)	—	(108)	—	—	—	—	(108)
Compensation cost for stock options and restricted stock	—	—	—	340	—	—	—	340
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	1,578	—	1,578
Balance at June 30, 2025	5,239,038	$56	(3,348)	$52,037	$39,680	$(7,028)	$(3,564)	$77,833
		Six months ended June 30, 2026
Balance at December 31, 2025	5,261,533	$56	$(3,087)	$52,348	$39,880	$(5,761)	$(3,462)	$79,974
Net loss	—	—	—	—	(243)	—	—	(243)
ESOP shares committed to be released	—	—	—	30	—	—	108	138
Purchase of treasury stock from taxes withheld on net share settlement of restricted stock awards	(8,402)	—	(116)	—	—	—	—	(116)
Compensation cost for stock options and restricted stock	—	—	—	588	—	—	—	588
Change in net unrealized loss on securities available for sale, net	—	—	—	—	—	(220)	—	(220)
Balance at June 30, 2026	5,253,131	$56	$(3,203)	$52,966	$39,637	$(5,981)	$(3,354)	$80,121

See accompanying notes to consolidated unaudited financial statements

NSTS BANCORP, INC.

Consolidated Statements of Cash Flows (unaudited)

	For the six months ended June 30,
	2026	2025
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(243)	$(586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	150	152
Securities amortization and accretion, net	209	242
Loans originated for sale	(31,334)	(38,366)
Proceeds from sales of loans held for sale	40,582	38,595
Gain on sale of mortgage loans	(841)	(696)
(Reversal of) provision for credit losses	(25)	20
Earnings on bank owned life insurance	(1,041)	(113)
ESOP expense	138	127
Stock based compensation	588	332
Change in deferred income taxes	(88)	628
Net change in accrued interest receivable and other assets	134	(434)
Net change in accrued expenses and other liabilities	219	(1,922)
Net cash provided by (used in) operating activities	8,448	(2,021)
Cash flows from investing activities:
Net change in portfolio loans	(3,177)	(5,222)
Principal repayments on mortgage-backed securities	3,495	2,545
Maturities and calls of securities available for sale	80	1,080
Purchase of Federal Home Loan Bank stock	—	(20)
Net change in time deposits with other financial institutions	498	—
Proceeds from bank owned life insurance death benefit	1,395	—
Purchases of premises and equipment, net	(37)	(93)
Net cash provided by (used in) investing activities	2,254	(1,710)
Cash flows from financing activities:
Net change in deposits	2,606	2,804
Net change in escrow deposits	288	42
Repayment of FHLB Advance	—	(5,000)
Purchase of treasury stock from taxes withheld on stock awards	(116)	(108)
Net cash provided by (used in) financing activities	2,778	(2,262)
Net change in cash and cash equivalents	13,480	(5,993)
Cash and cash equivalents at beginning of period	34,042	53,481
Cash and cash equivalents at end of period	$47,522	$47,488
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,454	$1,877
Loans transferred to held for sale from portfolio, net	5,317	2,744

See accompanying notes to consolidated unaudited financial statements

Notes to the Unaudited Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three and six month periods ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

The Bank operates primarily out of three bank branch locations in the northern suburbs of Chicago, Illinois. The Bank offers a variety of financial services to customers in our surrounding communities. Financial services consist primarily of 1-4 family mortgage loans, savings accounts, and certificate of deposit accounts. There are no significant concentrations of loans to any one industry or customer. The Bank’s exposure to credit risk is significantly affected by changes in the economy in the Bank’s market area. During the quarter ended June 30, 2026, and as announced on June 4, 2026, the Bank divested its mortgage lending division, Oak Leaf Community Mortgage ("OLCM"), which operated in three locations in the north and western suburbs of Chicago. As of June 30, 2026, 13 employees are no longer with the Company. An additional three employees left prior to, or on, August 3, 2026.

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

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may vary from those estimates. Material estimates that could significantly change in the near-term include the adequacy of the allowance for credit losses, determination of the valuation allowance on deferred tax assets and the valuation of investment securities and the related tax effect. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2026. Certain amounts in prior year financial statements have been reclassified to conform to the current presentation. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

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

Proposed Merger with Brookfield Bancshares, Inc.

As previously disclosed, on May 12, 2026, Brookfield Bancshares, Inc. ("Parent") and the Company  entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which (1) the Company will merge with and into a newly formed Delaware corporation and wholly owned subsidiary of Parent, BRKD Merger Sub Inc. ("Parent Merger Sub"), with the Company as the surviving corporation (the "Merger') and (2) immediately following the Merger, the Company will be merged with and into Parent, with Parent surviving the merger (the "Second Merger"). Following the Second Merger, the Bank will become a wholly owned subsidiary of Parent. The Bank will continue to operate under its existing name and federal savings association charter as a subsidiary of Parent.

Under the terms of the Merger Agreement, each share of common stock, par value $0.01 per share, of the Company (“Company Stock”) that is issued and outstanding at the effective time of the Merger (the “Effective Time”), will be converted into the right to receive cash in an aggregate amount equal to $73,662,000 (the “Merger Consideration”), or approximately $14.28 per share of outstanding Company Stock, calculated based on fully diluted shares net of ESOP shares repurchased upon the repayment of the loan.  In addition, all shares of restricted stock of the Company granted under the NSTS Bancorp, Inc. 2023 Equity Incentive Plan (the “Plan”), whether or not vested, will vest at the Effective Time and be entitled to receive the Merger Consideration. All stock options granted under the Plan, whether or not vested, will vest at the Effective Time and be entitled to receive a cash payment equal to the difference between the option’s exercise price and the per share Merger Consideration, to be paid out of the aggregate Merger Consideration.

Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger and the Merger Agreement by the Company’s stockholders, the receipt of all required regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, and the absence of any injunctions or other legal restraints. The transaction is anticipated to close in the fourth quarter of 2026.

Note 2: Securities Available for Sale

The amortized cost and estimated fair value of debt securities at June 30, 2026 and December 31, 2025, by contractual maturity, are shown below. The accrued interest receivable for securities available for sale was $315,000 and $326,000 on June 30, 2026 and December 31, 2025, respectively. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties, therefore, these securities have been included in the below table based on average remaining life.

June 30, 2026	U.S. Treasury notes	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
	(Dollars in thousands)
1 year or less	$1,001	$—	$119	$—	$5,728	$6,848
1 to 5 years	6,019	7,785	1,206	8,006	13,355	36,371
5 to 10 years	—	368	4,622	13,192	4,590	22,772
After 10 years	—	—	6,081	553	2,002	8,636
Fair value	7,020	8,153	12,028	21,751	25,675	74,627
Gross unrealized gains	—	—	—	—	—	—
Gross unrealized losses	(87)	(718)	(1,842)	(3,099)	(2,620)	(8,366)
Amortized cost	$7,107	$8,871	$13,870	$24,850	$28,295	$82,993

December 31, 2025	U.S. Treasury notes	U.S. government agency obligations	Municipal obligations	Mortgage-backed residential obligations	Collateralized mortgage obligations	Total available-for-sale
	(Dollars in thousands)
1 year or less	$—	$—	$198	$—	$1,412	$1,610
1 to 5 years	7,085	7,208	1,202	8,860	17,757	42,112
5 to 10 years	—	1,326	3,642	14,336	5,918	25,222
After 10 years	—	—	7,104	573	2,098	9,775
Fair value	$7,085	$8,534	$12,146	$23,769	$27,185	$78,719
Gross unrealized gains	4	—	—	—	1	5
Gross unrealized losses	(7)	(685)	(1,829)	(2,990)	(2,552)	(8,063)
Amortized cost	$7,088	$9,219	$13,975	$26,759	$29,736	$86,777

As of June 30, 2026, and December 31, 2025, no securities were pledged to secure public deposits or for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less than 12 Months		12 Months or Longer		Total
	(Dollars in thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2026
U.S. Treasury notes	$7,020	$87	$—	$—	$7,020	$87
U.S. government agency obligations	986	14	7,167	704	8,153	718
Municipal obligations	—	—	12,028	1,842	12,028	1,842
Mortgage-backed residential obligations	—	—	21,751	3,099	21,751	3,099
Collateralized mortgage obligations	2,465	49	23,210	2,571	25,675	2,620
Total	$10,471	$150	$64,156	$8,216	$74,627	$8,366
December 31, 2025
U.S. Treasury notes	$2,990	$7	$—	$—	$2,990	$7
U.S. government agency obligations	1,000	1	7,534	684	8,534	685
Municipal obligations	—	—	12,146	1,829	12,146	1,829
Mortgage-backed residential obligations	—	—	23,769	2,990	23,769	2,990
Collateralized mortgage obligations	1,530	24	24,654	2,528	26,184	2,552
Total	$5,520	$32	$68,103	$8,031	$73,623	$8,063

At June 30, 2026 and December 31, 2025, many of the investment securities were in unrealized loss positions. There were no securities with identified credit losses at June 30, 2026 and December 31, 2025, respectively. Unrealized losses have not been recognized into income because, based on management's evaluation, the decline in fair value is largely due to increased market rates, temporary market conditions and trading spreads, and, as such, are considered to be temporary by the Bank. In addition, management has the intent and ability to hold the securities until they mature or they recover their carrying values.

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

The Bank holds two classifications of municipal bonds, general obligation bonds and revenue bonds. General obligation bonds are backed by the general revenue of the issuing municipality, while revenue bonds are supported by a specific revenue source. All general obligation and revenue bonds have a bond rating of investment grade by Standard and Poor's or Moody's Investor Services or are not rated. There have been no declines in investment grades on bonds in a loss position and, as of  June 30, 2026, all municipal bonds are paying as agreed.

There were no sales of securities available-for-sale during the six months ended June 30, 2026 and 2025.

Note 3: Loans and allowance for credit losses

A summary of loans by major category as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
First mortgage loans
1-4 family residential	$116,514	$118,222
Multi-family	3,775	3,240
Commercial	3,846	3,813
Construction	3,020	3,921
Total first mortgage loans	127,155	129,196
Consumer loans	312	268
Total loans	127,467	129,464
Net deferred loan costs	156	299
Allowance for credit losses on loans	(1,095)	(1,128)
Total loans, net	$126,528	$128,635

First mortgage loans serviced and subserviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balance of these loans totaled $40.0 million and $41.0 million at June 30, 2026 and December 31, 2025, respectively. Custodial escrow balances maintained in connection with the loans serviced were $529,000 and $480,000 at June 30, 2026 and December 31, 2025, respectively.

The accrued interest receivable for loans, net, was $541,000 and $577,000 for June 30, 2026 and December 31, 2025, respectively

In the normal course of business, loans are made by the Bank to directors and officers of the Company and the Bank (related parties). The terms of these loans, including interest rate and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectability. At  June 30, 2026 and December 31, 2025, such borrowers were indebted to the Bank in the aggregate amount of $414,000 and $564,000, respectively.

The following tables present the activity in the allowance for credit losses ("ACL") for the three and six months ended June 30, 2026 and 2025:

	June 30, 2026
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$956	$39	$34	$63	$3	$1,095
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
Provision for (release of) credit losses	11	5	3	(19)	—	—
Ending balance	$967	$44	$37	$44	$3	$1,095

	June 30, 2026
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Six months ended
Beginning balance	$989	$39	$37	$61	$2	$1,128
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
(Release of) provision for credit losses	(22)	5	—	(17)	1	(33)
Ending balance	$967	$44	$37	$44	$3	$1,095

	June 30, 2025
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Three months ended
Beginning balance	$1,034	$37	$38	$45	$2	$1,156
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
Provision for credit losses	22	—	6	16	—	44
Ending balance	$1,056	$37	$44	$61	$2	$1,200

	June 30, 2025
	1-4 family
	residential	Multi-family	Commercial	Construction	Consumer	Total
	(Dollars in thousands)
Six months ended
Beginning balance	$1,056	$37	$41	$65	$2	$1,201
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net recoveries (charge-offs)	—	—	—	—	—	—
Provision for (release of) credit losses	—	—	3	(4)	—	(1)
Ending balance	$1,056	$37	$44	$61	$2	$1,200

The ACL on loans excludes the allowance for off-balance sheet exposures as of June 30, 2026 and 2025, respectively, recorded within Other Liabilities on the Consolidated Balance Sheets. Off-balance sheet exposures consist of unused lines of credit, the unused portion of construction loans and commitments to originate loans. The following tables present the activity in the ACL for off-balance sheet exposures for the three and six months ended June 30, 2026 and 2025:

	Off-balance sheet exposures
	(Dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Beginning balance	$46	$67	$40	$59
Provision for credit losses	1	13	7	21
Ending balance	$47	$80	$47	$80

As of June 30, 2026, there were six collateral dependent loans totaling $2.4 million in the one to four-family residential loan segment. These loans are collateralized by residential real estate and have no ACL as of June 30, 2026. As of December 31, 2025, there were two collateral dependent loans totaling $284,000 in the one to four-family residential loan segment. These loans are collateralized by residential real estate and have no ACL as of December 31, 2025. There were no other collateral dependent loans as of June 30, 2026 and December 31, 2025.

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

The following tables present the credit risk profile of the Company's loan portfolio based on risk rating category and year of origination as of June 30, 2026 and  December 31, 2025.

	As of June 30, 2026
	Term loans amortized cost basis by origination year
	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$9,097	$12,233	$11,408	$12,305	$10,113	$51,525	$7,422	$—	$114,103
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	640	262	1,441	—	68	—	—	2,411
Total 1-4 family residential	9,097	12,873	11,670	13,746	10,113	51,593	7,422	—	116,514
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Multi-family
Pass	602	—	502	—	—	2,671	—	—	$3,775
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total multi-family	602	—	502	—	—	2,671	—	—	3,775
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	—	—	—	160	—	2,796	890	—	$3,846
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total commercial	—	—	—	160	—	2,796	890	—	3,846
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	332	1,802	803	83	—	—	—	—	$3,020
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total construction	332	1,802	803	83	—	—	—	—	3,020
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Pass	98	117	30	34	30	3	—	—	$312
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total consumer	98	117	30	34	30	3	—	—	312
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Total
Pass	10,129	14,152	12,743	12,582	10,143	56,995	8,312	—	125,056
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	640	262	1,441	—	68	—	—	2,411
Total	10,129	14,792	13,005	14,023	10,143	57,063	8,312	—	127,467
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—

	As of December 31, 2025
	Term loans amortized cost basis by origination year
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis	Total
	(Dollars in thousands)
1-4 family residential
Pass	$16,653	$13,335	$16,423	$10,870	$16,434	$37,769	$6,454	$—	117,938
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	262	—	—	—	22	—	—	284
Total 1-4 family residential	16,653	13,597	16,423	10,870	16,434	37,791	6,454	—	118,222
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Multi-family
Pass	—	507	—	—	221	2,512	—	—	3,240
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total multi-family	—	507	—	—	221	2,512	—	—	3,240
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Commercial
Pass	—	—	165	—	92	2,834	722	—	3,813
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total commercial	—	—	165	—	92	2,834	722	—	3,813
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	2,156	1,676	89	—	—	—	—	—	3,921
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total construction	2,156	1,676	89	—	—	—	—	—	3,921
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Consumer
Pass	130	46	47	40	3	2	—	—	268
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total consumer	130	46	47	40	3	2	—	—	268
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—
Total
Pass	18,939	15,564	16,724	10,910	16,750	43,117	7,176	—	129,180
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	262	—	—	—	22	—	—	284
Total	18,939	15,826	16,724	10,910	16,750	43,139	7,176	—	129,464
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—	—

The aging of the Bank’s loan portfolio as of June 30, 2026 and December 31, 2025, is as follows:

	31-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual	Total Past Due and Non-Accrual	Current	Total Loan Balance
	(Dollars in thousands)
June 30, 2026
1-4 family residential	$89	$—	$2,411	$2,500	$114,014	$116,514
Multi-family	—	—	—	—	3,775	3,775
Commercial	—	—	—	—	3,846	3,846
Construction	407	—	—	407	2,613	3,020
Consumer	—	—	—	—	312	312
Total	$496	$—	$2,411	$2,907	$124,560	$127,467

December 31, 2025
1-4 family residential	$641	$—	$284	$925	$117,297	$118,222
Multi-family	—	—	—	—	3,240	3,240
Commercial	—	—	—	—	3,813	3,813
Construction	—	—	—	—	3,921	3,921
Consumer	—	—	—	—	268	268
Total	$641	$—	$284	$925	$128,539	$129,464

The following table presents the amortized cost basis of loans on nonaccrual status recorded at June 30, 2026 and  December 31, 2025. There was no interest recognized on non-accrual loans for the six months ended June 30, 2026 and 2025.

	June 30, 2026		December 31, 2025		January 1, 2025
	Nonaccrual with no Allowance for Credit Losses	Total Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Total Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Total Nonaccrual
(Dollars in thousands)
First mortgage loans
1-4 family residential	$2,411	$2,411	$284	$284	$—	$—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total loans	$2,411	$2,411	$284	$284	$—	$—

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms; more specifically, modifications to loan interest rates. Management performs an analysis at the time of loan modification. Any reserve required is recorded through a provision to the allowance for credit losses on loans. There were no modifications on loans to borrowers experiencing financial difficulty during the six months ended June 30, 2026 and 2025.

Note 4: Deposits

As of June 30, 2026 the scheduled maturities of time deposits are as follows:

For the 12 months ended
June 30,	Amount
(Dollars in thousands)
2027	$67,964
2028	13,198
2029	5,537
2030	3,421
2031 and beyond	1,826
Total	$91,946

In the normal course of business, deposit accounts are held by directors and executive officers of the Company and the Bank (related parties). The terms for these accounts, including interest rates, fees, and other attributes, are similar to those prevailing for comparable transactions with other customers and do not involve more than the normal level of risk associated with deposit accounts. At June 30, 2026 and December 31, 2025, total deposits held by directors and officers of the Company and the Bank were $1.3 million.

Note 5: Other Borrowings

There were no additional borrowings made during the six months ended June 30, 2026 and 2025. There was no outstanding borrowed funds at June 30, 2026 and December 31, 2025.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
FHLB of Chicago advances and other borrowings:
Average balance outstanding	$—	$4,396	$—	$4,696
Maximum amount outstanding at any month-end during the period	—	5,000	—	5,000
Average interest rate during the period	N/A	4.8%	N/A	4.8%

At June 30, 2026 and December 31, 2025, the Bank had borrowing capacity from the FHLB Chicago totaling $74.0 million and $79.1 million, respectively. The eligible borrowings are collateralized by $98.3 million and $105.1 million of first mortgage loans under a blanket lien arrangement at June 30, 2026 and December 31, 2025, respectively.

Additionally, at June 30, 2026 and December 31, 2025, we had a $10.0 million uncommitted, unsecured line of credit with BMO Harris Bank, none of which was drawn at June 30, 2026 and December 31, 2025.

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at June 30, 2026 or December 31, 2025.

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

The following table presents the Bank’s assets that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2026
Securities available-for-sale
U.S. Treasury notes	$7,020	$7,020	$—	$—
U.S. government agency obligations	8,153	—	8,153	—
Municipal obligations	12,028	—	12,028	—
Mortgage-backed residential obligations	21,751	—	21,751	—
Collateralized mortgage obligations	25,675	—	25,675	—
Total	$74,627	$7,020	$67,607	$—

December 31, 2025
Securities available-for-sale
U.S. Treasuries	$7,085	$7,085	$—	$—
U.S. government agency obligations	8,534	—	8,534	—
Municipal obligations	12,146	—	12,146	—
Mortgage-backed residential obligations	23,769	—	23,769	—
Collateralized mortgage obligations	27,185	—	27,185	—
Total	$78,719	$7,085	$71,634	$—

The Bank may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There were no assets measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments are as follows:

	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
June 30, 2026
Financial assets:
Loans, net	$126,528	$—	$—	$119,914	$119,914
Loans held for sale	1,369	—	1,396	—	1,396
Financial liabilities:
Interest-bearing deposits	$169,610	$—	$169,617	$—	$169,617

December 31, 2025
Financial assets:
Loans, net	$128,635	$—	$—	$122,290	$122,290
Loans held for sale	4,459	—	4,548	—	4,548
Financial liabilities:
Interest-bearing deposits	$168,166	$—	$168,431	$—	$168,431

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

As of June 30, 2026 the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification which management believes have changed the Bank’s category. On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Relief, and Consumer Protection Act. The CBLR is the ratio of a bank's tangible Tier 1 equity capital to average total consolidated assets and has been set by the regulators at 9%. However, in November 2025, the OCC and the FDIC jointly issued a proposal to reduce the minimum leverage ratio for opting-in banks from 9% to 8%, effective July 1, 2026. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the CBLR framework on its quarterly call report. The CBLR option became effective January 1, 2020 and is available to institutions with assets of less than $10.0 billion that meet other specified criteria. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 9% requirement so long as the bank maintains a leverage ratio of 7% or greater. A qualifying community bank that exercises the election and has capital equal to or exceeding the applicable percentage is considered compliant with all applicable regulatory capital requirements. Qualifying institutions may elect to utilize the CBLR in lieu of the generally applicable risk-based capital requirements. The Bank elected to begin using CBLR for the first quarter of 2020.

The Bank’s actual capital amounts and ratios as of June 30, 2026 and December 31, 2025, are presented below:

			Minimum Required to be
	Actual		Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio
As of June 30, 2026	(Dollars in thousands)
Tier 1 capital (to Average Assets)	$68,307	25.48%	$24,127	>9%
As of December 31, 2025
Tier 1 capital (to Average Assets)	$66,366	24.32%	$24,563	>9%

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

Financial Instruments

The Bank does not engage in the use of interest rate swaps or futures, forwards or option contracts.

At June 30, 2026 and December 31, 2025, unused lines of credit and outstanding commitments to originate loans were as follows:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Unused line of credit	$5,836	$7,220
Commitments to originate loans	2,875	1,586
Total commitments	$8,711	$8,806

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

There were no securities or other contracts that had a dilutive effect for the three or six months ended June 30, 2026 and 2025, and therefore the weighted average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan ("ESOP") that have not been allocated to employees in accordance with the terms of the ESOP, referred to as "unallocated ESOP shares", are not deemed outstanding for EPS calculations.

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Income in thousands)		(Income in thousands)
Net loss applicable to common shares	$(204)	$(258)	$(243)	$(586)

Average number of common shares outstanding	5,260,979	5,246,571	5,261,254	5,247,847
Less: Average unallocated ESOP shares	338,963	359,919	341,650	362,557
Average number of common shares outstanding used to calculate basic loss per common share	4,922,016	4,886,652	4,919,604	4,885,290
Loss per common share basic and diluted	$(0.04)	$(0.05)	$(0.05)	$(0.12)

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

There were no contributions to the ESOP during the first six months of 2026, as the annual loan payment will be made during the fourth quarter. Expense recorded was $72,000 and $63,000 for the three months ended June 30, 2026 and 2025, respectively, and is recognized over the service period. Expense recorded was $138,000 and $127,000 for the six months ended June 30, 2026 and 2025, respectively, and is recognized over the service period.

Shares held by the ESOP were as follows:

	As of June 30,
	2026	2025
	(Dollars in thousands)
Shares allocated	85,669	64,844
Shares committed for allocation	10,806	10,610
Shares distributed to plan participants	(5,015)	(1,597)
Unallocated	335,361	356,382
Total ESOP shares	426,821	430,239

Fair value of unearned shares as of June 30, 2026 and 2025, respectively	$4,615	$4,394

Fair value of unearned shares is based on a stock price of $13.76 and $12.33 as of June 30, 2026 and 2025, respectively.

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

Stock options granted under the 2023 Equity Plan generally vest in equal annual installments over a service period of five years beginning on the date of grant. The vesting of the options accelerates upon death, disability or following a change in control of the Company. Stock options are generally granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price of the Company's common stock on the date of grant, and have an expiration period of ten years. As of June 30, 2026, the Company has 26,296 shares available for future grants of stock options under the 2023 Equity Plan.

The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to first draw on treasury stock as the source for shares.

The following is a summary of the Company's stock option activity and related information for the periods presented.

Stock Option	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at March 31, 2025	492,500	$9.59
Granted	—	—
Exercised	—	—
Forfeited	(2,000)	9.36
Outstanding at June 30, 2025	490,500	$9.59	$1,344
Exercisable - End of Period	186,800	9.36	555

Outstanding at March 31, 2026	467,500	$9.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2026	467,500	$9.61	$1,940
Exercisable - End of Period	291,300	9.44	1,258

Stock Option	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2024	500,500	$9.59
Granted	—	—
Exercised	—	—
Forfeited	(10,000)	9.36
Outstanding at June 30, 2025	490,500	$9.59	$1,344
Exercisable - End of Period	186,800	9.36	555

Outstanding at December 31, 2025	467,500	$9.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2026	467,500	$9.61	$1,940
Exercisable - End of Period	291,300	9.44	1,258

(1) Dollars in thousands. The aggregate intrinsic value of outstanding and exercisable options at June 30, 2026 and 2025 were calculated based on the closing market price of the Company's common stock of  June 30, 2026 and 2025 of $13.76 and $12.33, respectively, per share less the exercise price.

Expected future expense relating to the non-vested options outstanding as of June 30, 2026 is $629,000 over a weighted average period of 2.1 years. As of June 30, 2026, the Company had 176,200 in nonvested stock options. As of June 30, 2026, the Company had 467,500 in outstanding stock options with a weighted average remaining life of 7.2 years outstanding.

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

As of June 30, 2026, the Company has 14,018 shares of restricted stock available for future grants under the 2023 Equity Plan.

The following is a summary of the status of the Company's restricted shares as of and for the periods presented.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Non-vested balance as of March 31, 2025	149,740	$9.57
Granted	—	—
Vested	33,260	9.36
Forfeited	—	—
Non-vested balance as of June 30, 2025	116,480	$9.63

Non-vested balance as of March 31, 2026	113,140	$9.58
Granted	—	—
Vested	46,860	9.36
Forfeited	—	—
Non-vested balance as of June 30, 2026	66,280	$9.75

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Non-vested balance as of December 31, 2024	151,740	$9.57
Granted	—	—
Vested	33,260	9.36
Forfeited	2,000	9.36
Non-vested balance as of June 30, 2025	116,480	$9.63

Non-vested balance as of December 31, 2025	113,140	$9.58
Granted	—	—
Vested	46,860	9.36
Forfeited	—	—
Non-vested balance as of June 30, 2026	66,280	$9.75

Expected future expense related to the non-vested restricted shares outstanding as of period end is $616,000 over a weighted average period of 2.3 years.

The following table presents the stock based compensation expense for the periods presented. On April 7, 2026, the Bank's President and CEO, Mr. Nathan Walker, passed away. Due to the passing of Mr. Walker, stock options to purchase 51,000 shares of the Company's common stock and 20,400 shares of restricted stock previously awarded to Mr. Walker under the 2023 Equity Plan vested during the quarter ended June 30, 2026, pursuant to the terms of the 2023 Equity Plan. The early vesting of the stock options and restricted stock awards resulted in an additional expense of $134,000 and $141,000, respectively, during the quarter ended June 30, 2026.

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)		(Dollars in thousands)
Stock option expense	$204	$87	$290	$160
Restricted stock expense	211	88	298	172
Total stock based compensation expense	$415	$175	$588	$332

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of our financial performance through a discussion of our financial condition as of June 30, 2026 and as compared to our financial condition as of December 31, 2025, and our results of operations for the three and six months ended June 30, 2026 and 2025. This section should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	the Merger may not close in a timely manner or at all because required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Merger), which may adversely affect the Company’s business and the price of the Company’s common stock;
●	the outcome of any legal proceeding that may be instituted against the Company related to the Merger Agreement or the Merger;
●	the occurrence of any event, change or other circumstance that could give rise to the right of one or both of the parties to terminate the Merger Agreement;
●	the announcement or pendency of the Merger could adversely affect the Company’s business relationships, results of operations, employees and business generally;
●	the proposed Merger may disrupt current plans and operations of the Company and cause difficulties in the Company's employee retention;
●	the proposed Merger may divert management’s attention from the Company’s ongoing business operations;
●	the amount of unexpected costs, fees, expenses and other charges related to the Merger;
●	general economic conditions, either nationally or in our market areas, that are different than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
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

Proposed Merger with Brookfield Bancshares, Inc.

As previously disclosed, on May 12, 2026, Brookfield Bancshares, Inc. ("Parent") and the Company  entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which (1) the Company will merge with and into a newly formed Delaware corporation and wholly owned subsidiary of Parent, BRKD Merger Sub Inc. ("Parent Merger Sub"), with the Company as the surviving corporation (the "Merger') and (2) immediately following the Merger, the Company will be merged with and into Parent, with Parent surviving the merger (the "Second Merger"). Following the Second Merger, the Bank will become a wholly owned subsidiary of Parent. The Bank will continue to operate under its existing name and federal savings association charter as a subsidiary of Parent.

Under the terms of the Merger Agreement, each share of common stock, par value $0.01 per share, of the Company (“Company Stock”) that is issued and outstanding at the effective time of the Merger (the “Effective Time”), will be converted into the right to receive cash in an aggregate amount equal to $73,662,000 (the “Merger Consideration”), or approximately $14.28 per share of outstanding Company Stock, calculated based on fully diluted shares net of ESOP shares repurchased upon the repayment of the loan. In addition, all shares of restricted stock of the Company granted under the NSTS Bancorp, Inc. 2023 Equity Incentive Plan (the “Plan”), whether or not vested, will vest at the Effective Time and be entitled to receive the Merger Consideration. All stock options granted under the Plan, whether or not vested, will vest at the Effective Time and be entitled to receive a cash payment equal to the difference between the option’s exercise price and the per share Merger Consideration, to be paid out of the aggregate Merger Consideration.

Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger and the Merger Agreement by the Company’s stockholders, the receipt of all required regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, and the absence of any injunctions or other legal restraints. The transaction is anticipated to close in the fourth quarter of 2026.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated unaudited interim financial statements for the three and six months ended June 30, 2026 and 2025, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates.

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

	For the Three Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$129,250	$1,657	5.13%	$134,937	$1,793	5.32%
Federal funds sold and interest-bearing deposits in other banks	44,787	362	3.23%	54,257	522	3.85%
Time deposits with other financial institutions	761	9	4.73%	1,494	18	4.82%
Securities available for sale	75,908	459	2.42%	69,423	396	2.28%
FHLB stock	605	5	3.31%	605	9	5.95%
Total interest-earning assets	251,311	$2,492	3.97%	260,716	$2,738	4.20%
Noninterest-earning assets	18,896			19,757
Total assets	$270,207			$280,473
Interest-bearing liabilities:
Interest-bearing demand	$14,684	$2	0.05%	$17,385	$2	0.05%
Money market	25,856	41	0.63%	28,139	44	0.63%
Savings	37,402	14	0.15%	41,880	16	0.15%
Time deposits	91,680	689	3.01%	92,921	815	3.51%
Total interest-bearing deposits	$169,622	$746	1.76%	$180,325	$877	1.95%
Other borrowings	—	—	N/A	4,396	53	4.82%
Total interest-bearing liabilities	169,622	$746	1.76%	184,721	$930	2.01%
Noninterest-bearing liabilities	20,424			18,574
Total liabilities	$190,046			$203,295
Equity	80,161			77,178
Total liabilities and equity	$270,207			$280,473
Net interest income		$1,746			$1,808
Interest rate spread(1)			2.21%			2.19%
Net interest-earning assets(2)	$81,689			$75,995
Net interest margin(3)			2.78%			2.77%
Average interest-earning assets to average interest-bearing liabilities	148.16%			141.14%

(1)	Equals the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Equals total interest-earning assets less total interest-bearing liabilities.
(3)	Equals net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average Yield/	Outstanding		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$131,201	$3,475	5.30%	$134,423	$3,593	5.35%
Federal funds sold and interest-bearing deposits in other banks	40,323	647	3.21%	53,652	1,030	3.84%
Time deposits with other financial institutions	905	20	4.42%	1,494	36	4.82%
Securities available for sale	77,067	924	2.40%	70,156	811	2.31%
FHLB stock	605	11	3.64%	595	18	6.05%
Total interest-earning assets	250,101	$5,077	4.06%	260,320	$5,488	4.22%
Noninterest-earning assets	18,934			19,973
Total assets	$269,035			$280,293
Interest-bearing liabilities:
Interest-bearing demand	$14,295	$4	0.06%	$17,044	$4	0.05%
Money market	26,324	83	0.63%	28,529	89	0.62%
Savings	37,278	28	0.15%	41,892	31	0.15%
Time deposits	90,821	1,359	2.99%	92,264	1,612	3.49%
Total interest-bearing deposits	$168,718	$1,474	1.75%	$179,729	$1,736	1.93%
Other borrowings	—	—	N/A	4,696	113	4.81%
Total interest-bearing liabilities	168,718	$1,474	1.75%	184,425	$1,849	2.01%
Noninterest-bearing liabilities	20,122			18,978
Total liabilities	$188,840			$203,403
Equity	80,195			76,890
Total liabilities and equity	$269,035			$280,293
Net interest income		$3,603			$3,639
Interest rate spread(1)			2.31%			2.20%
Net interest-earning assets(2)	$81,383			$75,895
Net interest margin(3)			2.88%			2.80%
Average interest-earning assets to average-interest bearing liabilities	148.24%			141.15%

(1)	Equals the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Equals total interest-earning assets less total interest-bearing liabilities.
(3)	Equals net interest income divided by average interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE three and six months ended June 30, 2026 and 2025

General. During the quarter ended June 30, 2026, the Company announced three major events which resulted in additional non-interest expenses, as well as the receipt of non-interest income. On April 7, 2026, the Bank's President and CEO, Mr. Nathan Walker, passed away. Due to the passing of Mr. Walker, stock options to purchase 51,000 shares of the Company's common stock and 20,400 shares of restricted stock previously awarded to Mr. Walker under the 2023 Equity Plan vested during the quarter ended June 30, 2026, pursuant to the terms of the 2023 Equity Plan. The early vesting of the stock options and restricted stock awards resulted in an additional expense of $134,000 and $141,000, respectively, during the quarter ended June 30, 2026. Additionally, the Bank received a BOLI death benefit payout, which resulted in $918,000 non-interest income and $5,000 interest income during the quarter.

On May 12, 2026, the Company entered into the Merger Agreement, pursuant to which the Bank will become a wholly-owned subsidiary of Brookfield Bancshares, Inc. Refer to the above section titled "Proposed Merger with Brookfield Bancshares, Inc." for additional information. Merger transaction related expenses totaling $611,000 for the three months ended June 30, 2026, and $658,000 for the six months ended June 30, 2026, were recorded. These transaction expenses include fees and expenses for legal and accounting services, as well as financial advisory services which included the receipt of a fairness opinion in connection with the proposed transaction.

As part of the proposed merger transaction, the parties agreed that, on or prior to the closing of the merger, the Bank would divest of its mortgage lending division, Oak Leaf Community Mortgage ("OLCM"), which operated in three locations in the north and western suburbs of Chicago. Accordingly, on June 1, 2026, the Bank divested OLCM. The Bank incurred non-interest expenses totaling $42,000, including severance pay and fees for legal services, during the three and six months ended June 30, 2026, in connection with the divestiture. Additionally, the Bank received $17,000 in non-interest income as a result of the transfer of certain assets utilized by OLCM, including certain real estate leases, third party vendor contracts, trademark rights and other information technology assets to an unaffiliated national mortgage lender. A substantial majority of the 16 OLCM employees were hired by that mortgage lender.

For the quarter ended June 30, 2026, we had a net loss of $204,000, compared to a net loss of $258,000 for the quarter ended June 30, 2025. For the six months ended June 30, 2026, we had a net loss of $243,000, compared to a net loss of $586,000 for the six months ended June 30, 2025. The decreases in net loss are due to an increase in noninterest income related to the BOLI death benefit, which was partially offset by the increase in non-interest expenses, specifically the salaries and employee benefits associated with the vesting of Mr. Walker's restricted stock awards and stock options, and the merger related transaction expenses.

Net Interest Income. Net interest income decreased $62,000, to $1.7 million for quarter ended June 30, 2026. Our interest rate spread increased to 2.21% for the quarter ended June 30, 2026 from 2.19% for the quarter ended June 30, 2025. Our net interest margin increased slightly to 2.78% for the quarter ended June 30, 2026 compared to 2.77% for the quarter ended June 30, 2025. The slight increase in interest rate spread and margin is driven by a modest reduction of higher cost other borrowings.

Average interest-earning assets of $251.3 million for the quarter ended June 30, 2026 decreased $9.4 million compared to $260.7 million for the quarter ended June 30, 2025. The decrease in average earning assets was driven by a decrease in interest-bearing deposits at other banks, resulting from a decrease in average deposit balances and other borrowings during the period. The average outstanding balance of loans, net decreased, from $134.9 million for the quarter ended June 30, 2025, to $129.3 million for the quarter ended June 30, 2026. The average yield earned on those loans outstanding decreased 19 basis points to 5.13% for the quarter ended June 30, 2026. This decrease is driven by the reversal of accrued interest on four loans that were moved to non-accrual during the period.

The cost of interest-bearing liabilities decreased 25 basis points for the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025. This shift is primarily attributable to higher rates offered on time deposits that ran through 2025 and into 2026. Many of the matured time deposits originated during this period were renewed at lower offering rates. Additionally the reduction is due to the bank having no other borrowings outstanding for the quarter ended June 30, 2026, compared to an average balance of $4.4 million outstanding during the quarter ended June 30, 2025.

Net interest income decreased $36,000, to $3.6 million for six months ended June 30, 2026. Our interest rate spread increased to 2.31% for the six months ended June 30, 2026 from 2.20% for the six months ended June 30, 2025. Our net interest margin increased to 2.88% for the six months ended June 30, 2026 compared to 2.80% for the six months ended June 30, 2025. The increase in interest rate spread and margin is driven by a reduction of higher cost other borrowings.

Average interest-earning assets of $250.1 million for the six months ended June 30, 2026 decreased $10.2 million compared to $260.3 million for the six months ended June 30, 2025. The decrease in average earning assets was driven by a decrease in interest-bearing deposits at other banks, resulting from a decrease in average deposit balances and other borrowings during the period. The average outstanding balance of loans, net decreased, from $134.4 million for the six months ended June 30, 2025, to $131.2 million for the six months ended June 30, 2026. The average yield earned on those loans outstanding decreased five basis points to 5.30% for the six months ended June 30, 2026. This decrease is driven by the reversal of accrued interest on four loans that were moved to non-accrual during the period.

The cost of interest-bearing liabilities decreased 26 basis points for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This shift is primarily attributable to higher rates offered on time deposits that ran through 2025 and into 2026. Many of the matured time deposits originated during this period were renewed at lower offering rates. Additionally the reduction is due to the bank having no other borrowings outstanding for the six months ended June 30, 2026, compared to an average balance of $4.7 million outstanding during the six months ended June 30, 2025.

Provision for Credit Losses. During the quarter ended June 30, 2026, we recorded a provision for credit losses of $1,000 comprised of a $1,000 provision for credit losses related to unfunded commitments. During the quarter ended June 30, 2025, we recorded a provision for credit losses of $57,000, comprised of a $44,000 provision for credit losses on loans and $13,000 in provision for credit losses related to unfunded commitments, including loans committed for origination. During the six months ended June 30, 2026, we recorded a reversal of provision for credit losses of $25,000 comprised of a $33,000 reversal of provision for credit losses on loans and $7,000 of provision for credit losses related to unfunded commitments. During the six months ended June 30, 2025, we recorded a provision for credit losses of $20,000, comprised of a $1,000 reversal of provision for credit losses on loans and $21,000 in provision for credit losses related to unfunded commitments, including loans committed for origination.

We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loan and available-for-sale securities portfolios.

Noninterest Income. The following table shows the components of noninterest income for the periods presented.

	Three months ended June 30,		Six months ended June 30,
Noninterest income:	2026	2025	2026	2025
	(Dollars in thousands)
Gain on sale of mortgage loans	$366	$507	$841	$696
Rental income on office building	16	16	32	32
Service charges on deposits	65	64	124	123
BOLI death benefit	918	—	918	—
Increase in cash surrender value of BOLI	58	57	118	113
Other	70	91	115	105
Total noninterest income	$1,493	$735	$2,148	$1,069

For the quarter ended June 30, 2026 compared to the same period ended June 30, 2025, noninterest income increased $758,000 to $1.5 million. For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, noninterest income increased $1.1 million to $2.1 million. The increase is primarily driven by the BOLI death benefit received during the three and six months ended June 30, 2026 in relation to the passing of Mr. Walker. Additionally, during the three months ended June 30, 2026, the gain on sale of mortgage loans decreased in comparison to the three months ended June 30, 2025. The decrease was driven by the reduction in loan originations and loan staff during the three months ended June 30, 2026 as a result of the OLCM divestiture during the period. During the six months ended June 30, 2026, the gain on sale of mortgage loans increased in comparison to the same period ended June 30, 2025, which was driven by an increase in mortgage loans sold to other community banks, primarily during the first three months of 2026.

Noninterest Expense. The following table shows the components of noninterest expense for the periods presented.

	Three months ended June 30,		Six months ended June 30,
Noninterest expense:	2026	2025	2026	2025
	(Dollars in thousands)
Salaries and employee benefits	$1,772	$1,642	$3,383	$3,175
Transaction expenses	611	—	658	—
Equipment and occupancy	195	210	433	434
Data processing	256	233	514	455
Professional services	214	180	256	316
Advertising	20	39	44	81
Supervisory fees and assessments	33	42	66	80
Loan expenses	57	79	124	171
Deposit expenses	70	107	128	175
Director fees	55	51	111	99
Other	159	161	302	288
Total noninterest expense	$3,442	$2,744	$6,019	$5,274

Noninterest expenses increased $698,000 for the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025. Noninterest expenses increased $745,000 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increases in noninterest expenses were primarily driven by the merger related transaction expenses incurred during the period. Additionally, salaries and employee benefits increased as a result of the vesting of the restricted stock awards and stock options related to the passing of Mr. Walker. There was a partial offset to the increase in salaries and employee benefits as a result of the departure of many of the OLCM employees, primarily on June 1, 2026. During the six months ended June 30, 2025, the Bank experienced an ATM loss of $40,000 due to a robbery, resulting in a reduction in deposit expenses for the same period ended June 30, 2026. Data processing expenses increased for the three and six months ended June 30, 2026 compared to the same periods ended June 30, 2025 due to the addition of fraud monitoring software. Advertising expenses reduced during both the three and six months ended June 30, 2026 compared to the same periods ended June 30, 2025 as less advertising for OLCM was undertaken in 2026 with the divestiture of OLCM.

Provision for Income Tax Expense. There was no provision for income tax expense recorded during the three and six months ended June 30, 2026 and 2025. Management estimates a taxable net loss for the year ended December 31, 2026 due to non-taxable income, such as income on tax exempt municipal securities and BOLI.

During the quarter ended June 30, 2026, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing net operating losses. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the three-year period ended June 30, 2026. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of June 30, 2026, management maintained the valuation allowance against the federal net operating losses and net deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted.

COMPARISON OF FINANCIAL CONDITION AT June 30, 2026 and December 31, 2025

	At June 30,	At December 31,
	2026	2025
	(Dollars in thousands)
Selected Consolidated Financial Condition Data:
Cash and cash equivalents	$47,522	$34,042
Securities available for sale	74,627	78,719
FHLB stock	605	605
Loans held for sale	1,369	4,459
Loans, net	126,528	128,635
Total assets	269,916	266,648
Total deposits	184,078	181,472
Total equity	$80,121	$79,974

Total Assets. Total assets increased $3.3 million to $269.9 million as of June 30, 2026 compared to $266.6 million at December 31, 2025. The increase was driven by an increase in cash and cash equivalents as a result of an increase in deposits.

Cash and cash equivalents. Cash and cash equivalents increased $13.5 million to $47.5 million as of June 30, 2026, from $34.0 million at December 31, 2025. The increase was driven by an increase in total deposits during the period and a reduction in loans held for sale and securities available for sale. Management continues to actively monitor our liquidity position on a daily basis and maintain levels of liquid assets deemed adequate.

Securities Available for Sale. Securities available-for-sale decreased to $74.6 million as of June 30, 2026, compared to $78.7 million at December 31, 2025. There were no purchases or sales of securities available for sale during the period. During the six months ended June 30, 2026, the Bank received principal payments and maturities of $3.6 million, recognized net premium amortization and discount accretion of $209,000 and an increase in the unrealized loss on the portfolio of $308,000.

As of June 30, 2026, the securities available for sale portfolio included an unrealized loss position of $8.4 million, or 10.1% of the total book value of the portfolio. Management monitors the portfolio for credit losses and believes that the decline in value does not presently represent realized losses and is due to market volatility and increased market interest rates. While the Bank does not currently intend to sell securities in a loss position, management may consider the opportunity to reposition the investment securities portfolio in the future.

Loans held for sale. Our loans held for sale decreased $3.1 million to $1.4 million at June 30, 2026 compared to $4.5 million at December 31, 2025. The change in loans held for sale is the result of timing of originations and sales of loans. On average, the Bank holds loans held for sale less than 30 days. The divestiture of OLCM resulted in less originations made during the three months ended June 30, 2026, resulting in less loans held for sale at the end of the quarter.

Loans, net. Our loans, net, decreased by $2.1 million to $126.5 million at June 30, 2026 compared to $128.6 million at December 31, 2025. The Bank originated $16.6 million in loans to be held in the portfolio during the six months ended June 30, 2026, transferred $5.3 million of loans to held for sale, and had loan principal payments and payoffs of $13.4 million.

As of June 30, 2026, the allowance for credit losses on loans (“ACL”) totaled $1.1 million, with a net change of approximately $33,000 during the six months ended June 30, 2026. There was minimal change in the ACL as a percentage of total loans. As of June 30, 2026, there were six loans individually assessed, of which none had credit losses identified. The Bank actively monitors the loan portfolio for signs of weakening credit quality, and believes that even with the increase in non-accrual loans as of June 30, 2026, the portfolio remains of high quality with limited credit concerns.

Deposits. Total deposits increased $2.6 million to $184.1 million at June 30, 2026 compared to $181.5 million at December 31, 2025. The increase was driven by an increase in time deposits. The Bank continues to run a 13 month time deposit special to assist in retaining the previous time deposit specials as those mature. Management continues to actively monitor the deposit balances and interest rates offered to maintain an adequate level of liquidity.

Total Equity. Total equity remained roughly flat. The increases in the unrealized loss position of the securities available for sale portfolio and the net loss were offset by an increase in additional paid in capital and a decrease in the unallocated common shares held by the ESOP. The changes in the additional paid in capital and unallocated common shares held by the ESOP were related to benefit plan expenses and commitments of allocations within the ESOP.

Asset Quality

The following table sets forth certain information with respect to our nonperforming assets. The increase in nonaccrual loans is the result of four loans moving to non-accrual during the six-months ended June 30, 2026. The Bank analyzed each of the loans moved to non-accrual and received appraisals for the underlying properties. Management believes there is no credit loss identified as of June 30, 2026.

	At June 30,	At December 31,
	2026	2025
	(Dollars in thousands)
Nonaccrual loans	$2,411	$284
Loans 90+ days past due and accruing	—	—
Total non-performing loans	2,411	284
Other real estate owned, net	—	—
Total non-performing assets	$2,411	$284

Asset Quality Ratios: (1)
Non-accrual loans as a percent of total loans outstanding	1.89%	0.22%
Non-performing assets as a percent of total assets	0.89%	0.11%
Allowance for credit losses on loans as a percent of total loans outstanding	0.86%	0.87%
Allowance for credit losses on loans as a percent of non-performing loans(2)	45.42%	397.18%
Net charge-offs (recoveries) to average loans receivable	—%	(0.73)%

(1)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
(2)	Non-performing loans consist of non-accrual loans and loans that are 90 or more days past due and still accruing.

The allowance for credit losses on loans as a percentage of total loans was 0.86% and 0.87% as of June 30, 2026 and December 31, 2025, respectively.

Liquidity and Capital Resources

The Bank maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Chicago and a $10.0 million uncommitted, unsecured line of credit with BMO Harris Bank. At June 30, 2026, we had the capacity to borrow approximately $74.0 million from the FHLB of Chicago. At June 30, 2026, we had no outstanding borrowings.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $8.4 million and $(2.0) million for the six months ended June 30, 2026 and 2025, respectively. The change was driven by a transfer of loans to loans held for sale and subsequently sold in the first half of 2026, resulting in additional cash provided by operating activities. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $2.3 million and $(1.7) million for the six months ended June 30, 2026 and 2025, respectively, with the increase in cash provided in 2026 driven by proceeds from the BOLI death benefit. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts was $2.8 million and $(2.3) million for the six months ended June 30, 2026 and 2025, respectively. The change was driven by the repayment of the FHLB Advance in the six months ended June 30, 2025 that did not reoccur during the same period ended June 30, 2026.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from June 30, 2026, totaled $68.0 million. Based on our deposit retention experience and current pricing strategy we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

As of June 30, 2026, the Bank was well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2020, the Bank elected to begin using the CBLR. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9%, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. However, in November 2025, the OCC and the FDIC jointly issued a proposal to reduce the minimum leverage ratio for opting-in banks from 9% to 8%, effective July 1, 2026. North Shore Trust and Savings’ Tier 1 capital to Average Assets was 25.48% and 24.32% at June 30, 2026 and December 31, 2025, respectively.

Commitments. At June 30, 2026, we had $2.9 million of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $5.8 million at June 30, 2026. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at June 30, 2026.

	Total Amounts Committed at	Amount of Commitment Expiration – Per Period
	June 30, 2026	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Unused line of credit	$5,836	$235	$298	$229	$5,074
Commitments to originate loans	2,875	2,875	—	—	—
Total commitments	$8,711	$3,110	$298	$229	$5,074

Cash Obligations. The following table summarizes our cash obligations at June 30, 2026.

	Total at	Payments Due By Period
	June 30, 2026	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Time deposits	$91,946	$67,964	$18,735	$5,247	$—
Total contractual obligations	$91,946	$67,964	$18,735	$5,247	$—

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2026, the Bank repurchased 8,402 shares of its common stock as a result of the net share settlement by certain employees of restricted stock awards in order to pay taxes due. The shares had a fair market value of $13.75 at the time of repurchase and were placed into treasury. There was no formal stock repurchase program in place during the three or six months ended June 30, 2026, and no additional shares were repurchased.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger among Brookfield Bancshares, Inc., BRKD Merger Sub Inc. and NSTS Bancorp, Inc., dated as of May 12, 2026 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 12, 2026)*
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

NSTS BANCORP, INC.

Dated: August 13, 2026	By:	/s/ Stephen G. Lear
Stephen G. Lear
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Carissa H. Schoolcraft
Carissa H. Schoolcraft
Chief Financial Officer
(Principal Financial and Accounting Officer)